Form 10QSB
period 1996-03-30
UNITED MARKET SERVICES CO
filed 1996-06-13
CIK 919861

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

               For the quarterly period ended:    APRIL 30 1996
                                               -------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

 For the transition period from: ____________________ to: ____________________



                     Commission File Number:   33-75432C
                                             -------------

                         UNITED MARKET SERVICES COMPANY
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



              DELAWARE                                   41-1642910
- ---------------------------------------    ------------------------------------
(State of incorporation or organization)   (IRS Employer Identification Number)

                        204 LIVESTOCK EXCHANGE BUILDING
                        SOUTH ST. PAUL, MINNESOTA  55075
                    ----------------------------------------
                    (Address of principal executive offices)

                                  612/451-0752
                          ---------------------------
                          (Issuer's telephone number)

   Check whether the issuer (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
        (2) has been subject to such filing requirements for the past
                                  90 days:

                             X      YES         NO
                          -------        ------

          The number of shares outstanding of each of the issuer's
             classes of capital stock as of April 30, 1996 was:
            1,568,500 SHARES OF CUMULATIVE REDEEMABLE CONVERTIBLE
                     PREFERRED STOCK ($0.001 PAR VALUE)
             60,000 SHARES OF 1994 SERIES REDEEMABLE CONVERTIBLE
                      PREFERRED STOCK ($0.01 PAR VALUE)
            451,000 SHARES OF 1995 SERIES REDEEMABLE CONVERTIBLE
                      PREFERRED STOCK ($0.01 PAR VALUE)
               811,777 SHARES OF COMMON STOCK ($0.001 PAR VALUE)

   Transitional Small Business Issuer Disclosure Format:        YES     X    NO
                                                         ------      -------

                      PART I, ITEM 1. FINANCIAL STATEMENTS

                 UNITED MARKET SERVICES COMPANY AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                                                            October 31,        April 30,
                                                                                               1995              1996
                                                                                         ----------------   --------------
                                                                                                             (Unaudited)
  ASSETS

  Current assets:
    Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $411,197          $113,209
    Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             476,779                --
    Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,124,551         1,904,105
    Income tax refunds receivable . . . . . . . . . . . . . . . . . . . . . . . . .             124,045                --
    Secured notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,848,545         1,916,847
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,347,642         5,593,750
    Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . . . . . . .              22,834            79,739
                                                                                            -----------       -----------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14,355,593         9,607,650

  Property and equipment
    Yard improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,444,073         5,444,997
    Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             698,310           698,310
    Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . .             448,862           421,329
    Furniture and fixtures  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              77,741            73,484
    Less: accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . . . .          (3,850,835)       (4,053,173)
                                                                                            -----------       -----------
    Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . .           2,818,151         2,586,947

  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,031,801           515,801
                                                                                            -----------       -----------
    Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $18,205,545       $12,710,398
                                                                                            ===========       ===========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
  Current liabilities:
    Revolving lines of credit   . . . . . . . . . . . . . . . . . . . . . . . . . .           8,599,459         5,349,981
    Checks written not yet presented for payment  . . . . . . . . . . . . . . . . .              81,434           172,841
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             773,956           493,594
    Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             329,564         1,755,089
    Curent maturities of long term debt . . . . . . . . . . . . . . . . . . . . . .                  --         6,050,000
                                                                                            -----------       -----------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .           9,784,413        13,821,505

  Long-term debt, less current maturities   . . . . . . . . . . . . . . . . . . . .           6,050,000                --
                                                                                            -----------       -----------

  Preferred stockholders' investment
    Cumulative Redeemable Convertible Preferred Stock, including unpaid dividends, $0.001 par value, 1,568,500 shares authorized,
     issued and outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $2,045,585        $2,084,798
    Series 1994 Redeemable Convertible Preferred Stock, $0.01 par
     value, 60,000 shares authorized, issued and outstanding  . . . . . . . . . . .             240,000           240,000
    Series 1995 Redeemable Convertible Preferred Stock, $0.01 par
     value, 451,000 shares authorized, issued, and outstanding  . . . . . . . . . .           1,353,005         1,353,005
                                                                                            -----------      ------------
      Total preferred stockholders' investment  . . . . . . . . . . . . . . . . . .           3,638,590         3,677,803
                                                                                            -----------      ------------

  Common stockholders' deficit
    Common Stock, $0.001 par value, 10,000,000 shares
    authorized, 811,777 shares issued and outstanding . . . . . . . . . . . . . . .                 812               812
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .             911,688           911,688
    Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,179,958)       (5,701,410)
                                                                                            -----------      ------------
      Total common stockholders' deficit  . . . . . . . . . . . . . . . . . . . . .          (1,267,458)       (4,788,910)
                                                                                            -----------      ------------
        Total liabilities and stockholders' investment  . . . . . . . .   . . . . .         $18,205,545      $ 12,710,398
                                                                                            ===========      ============


             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                UNITED MARKET SERVICES COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                    Three Months Ended April 30,    Six Months Ended April 30,
                                                                    ----------------------------    --------------------------
                                                                        1995             1996          1995           1996
                                                                        ----             ----          ----           ----
OPERATING REVENUES  . . . . . . . . . . . . . . . . . . .             3,000,629       $2,372,582    $6,408,762      $4,901,680
OPERATING EXPENSES:
  Labor and benefits  . . . . . . . . . . . . . . . . . .             1,070,036          770,864     2,189,397       1,622,572
  Operations and maintenance  . . . . . . . . . . . . . .             1,206,110        1,080,919     2,504,888       2,084,073
  Selling, general, and administrative expenses . . . . .               692,090        1,186,964     1,127,629       1,674,360
  Depreciation and amortization expense . . . . . . . . .               132,498          159,000       264,996         318,000
  Restructuring reserves and asset writedowns . . . . . .                    --        1,565,000            --       1,565,000
                                                                     ----------     ------------    ----------    ------------
    Total costs and operating expenses  . . . . . . . . .             3,100,734        4,762,747     6,086,910       7,264,005
                                                                     ----------     ------------    ----------    ------------
OPERATING INCOME (LOSS) . . . . . . . . . . . . . . . . .              (100,105)      (2,390,165)      321,852      (2,362,325)
NET INTEREST EXPENSE  . . . . . . . . . . . . . . . . . .               346,751          326,913       670,434         681,914
                                                                     ----------     ------------    ----------    ------------
LOSS BEFORE INCOME TAXES  . . . . . . . . . . . . . . . .              (446,856)      (2,717,078)     (348,582)     (3,044,239)
  Income tax expense (benefit)  . . . . . . . . . . . . .              (160,688)         438,000      (125,488)        438,000
                                                                     ---------      ------------    ----------    ------------
NET INCOME (LOSS)   . . . . . . . . . . . . . . . . . . .              (286,168)      (3,155,078)     (233,094)     (3,482,239)
  Dividends accrued on Preferred Stock, not yet paid  . .                19,607           19,607        39,213          39,213
                                                                     ----------     ------------    ----------    ------------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK  . . . . .             ($305,775)     ($3,174,685)    ($262,307)    ($3,521,452)
                                                                     ==========     ============   ===========    ============

Loss per share:
  Net income (loss)   . . . . . . . . . . . . . . . . . .                    (.35)           (3.87)         (.27)          (4.29)
  Dividends accrued on Preferred Stock, not yet paid  . .                    (.02)            (.04)         (.05)           (.05)
                                                                             -----            -----         -----           -----
      Net income (loss) attributable to Common Stock  . .                  ($0.37)          ($3.91)        ($.32)         ($4.34)
                                                                           =======          =======        ======         =======


COMMON AND COMMON SHARE EQUIVALENTS OUTSTANDING . . . . .              813,777           811,777       813,777         811,177
                                                                       =======           =======       =======         =======



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                 UNITED MARKET SERVICES COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                           Six Months Ended April 30,

                                                                                            1995                  1996
                                                                                         ----------            ----------

OPERATING ACTIVITIES:
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         ($223,094)          ($3,482,239)
Adjustments to reconcile net loss
 to net cash used for operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . .           264,996               318,000
     Change in deferred tax benefits  . . . . . . . . . . . . . . . . . . . . . .                --               438,000
     Net cash provided by (used for)
       discontinued operations  . . . . . . . . . . . . . . . . . . . . . . . . .         1,049,487                  --
                                                                                         ----------
       Operating cash flow before working capital items . . . . . . . . . . . . .         1,091,389            (2,726,239)
       Changes in operating assets and liabilities:
          Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,414,758)             (779,554)
          Income tax refunds receivable . . . . . . . . . . . . . . . . . . . . .            (8,180)              124,045
          Secured notes receivable  . . . . . . . . . . . . . . . . . . . . . . .                --             2,931,698
          Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,060,035)            1,753,892
          Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . . .          (130,811)              (56,905)
          Checks written not yet presented for payments . . . . . . . . . . . . .           (38,048)               91,407
          Accounts payable and other accrued liabilities  . . . . . . . . . . . .             5,388             1,145,163
                                                                                         ----------            ----------
             Net cash provided by (used for) operating activities . . . . . . . .        (2,555,055)            2,483,507
                                                                                         ----------

INVESTING ACTIVITIES:
          Additions to Property and equipment . . . . . . . . . . . . . . . . . .          (186,419)               (8,796)
                                                                                         ----------            ----------



FINANCING ACTIVITIES:
    Net borrowings (payments) under revolving lines of credit . . . . . . . . . .         2,215,240            (3,249,478)
    Collection of Stock subscriptions receivable  . . . . . . . . . . . . . . . .           240,000                     -
                                                                                         ----------            ----------
       Net cash provided by (used for) financing activities . . . . . . . . . . .        $2,455,240            (3,249,478)
                                                                                         ----------            ----------


INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . . .          (286,234)             (774,767)
    Cash, beginning of year . . . . . . . . . . . . . . . . . . . . . . . . . . .           518,331               887,976
                                                                                         ----------            ----------
    Cash, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $232,097              $113,209
                                                                                         ==========            ==========

CASH PAID DIRING THE PERIOD FOR:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $661,353              $695,490
                                                                                         ==========            ==========
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         ($117,309)            ($129,069)
                                                                                         ==========            ==========


             The accompanying notes are an integral part of these
                           consolidated statements.

                UNITED MARKET SERVICES COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS
     United Market Services Company (the "Company") provides financial services to the cattle business and operates five stockyards in the Midwestern part of the United States.

     In connection with its financial services business which is operated through its wholly-owned subsidiary, United Cattle Company, and which has recently been suspended, the Company purchases cattle and places them with customers pursuant to certain contracts and joint venture agreements. Upon termination of such agreements, the animals are sold, the Company's capital is returned together with certain fees, and the balance of the proceeds is paid to the customer.

     The Company operates five major stockyards located in Sioux Falls, South Dakota; Sioux City, Iowa; Omaha, Nebraska; St. Joseph, Missouri; and Milwaukee, Wisconsin. The Company's stockyards include four of the eight markets that provide price and volume information for the daily report published by the Agricultural Marketing Service of the U.S. Department of Agriculture.

    The Company was formed in June 1989, and in October 1989, acquired the United Stockyards Division of Canal Capital Corporation, a business with over 100 years of history in livestock marketing.

     As of April 30, 1996, the Company was out of compliance with the net worth and other related covenants of its bank credit facility but has received a waiver of compliance with those covenants for that period. The Company continues to be out of compliance with the net worth and other related covenants. The credit facilities had a scheduled expiration date of May 15, 1996 but have been extended to June 15, 1996.

     With the current economic circumstances in the cattle industry and the Company's current financial situation, the Company has suspended financing any new cattle contracts and is running-off existing accounts over a period estimated to be six months. Management believes that the bank will continue to grant one month extensions of the credit facility which supports this business until the loans are fully repaid as a result of the run-off of the existing accounts. At this point it is uncertain if the bank will reestablish a credit facility to enable the Company to reenter the cattle finance business in the foreseeable future.

     Since February 29, 196, the Company has continued to be out of compliance with Article Ten, Section 1012 of the Indenture governing the terms of its outstanding Subordinated Notes with respect to maintenance of a minimum net worth. The Company was in compliance with all other covenants contained in the Indenture as of April 30, 1996.

     The Company is delinquent on a portion of its May, and all of the June, 1996 payments due to Canal Capital Corporation ("Canal") under the Master Ground Lease and other facilities leases relating to the stockyards. Canal has advised the Company that it is in default and that Canal intends to terminate the Leases if all payments are not brought current by June 19, 1996.

     The Company is in discussions with the Trustee for Holders of the Subordinated Notes and with Canal, with the objective of reducing its payment obligations under the Subordinated Notes and Canal Lease agreements. The Company hopes that a restructuring of these agreements and a further restructuring of the Company's operations will allow it to return to a positive cash flow in fiscal 1997. There can be no assurance that these restructuring efforts will be successful, and if not, it is doubtful the Company can continue as a going concern.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred cumulative net losses of $5,701,000, including net losses attributable to common stock for the first half of fiscal 1996 of $3,521,000 and for all of fiscal 1995 of $1,177,000. Significant uncertainties exist regarding the Company's ability to comply with its existing debt covenants, continue or replace its revolving credit facilities and secure adequate financing to support future operations. These factors cause substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result should the company be unable to continue as a going concern.

                UNITED MARKET SERVICES COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 2. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. They should be read in conjunction with the annual audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1995.

     The interim financial statements presented herein as of April 30, 1996, and for the three and six month periods ended April 30, 1995 and 1996, reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company's significant estimates include reserves for inventory loses, accounts receivable and litigation settlement.

    Quarterly operating results are typically affected by seasonal factors related to the cattle production cycle. As a consequence of these factors, the results of operations for any interim period are not necessarily indicative of results for the full year.

                 UNITED MARKET SERVICES COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


NOTE 3. SEGMENTS OF BUSINESS

    Selected data with respect to the Company's principal business segments as follows:

                                                              Three Months Ended April 30,    Six Months Ended April 30,
                                                              ----------------------------    --------------------------

                                                               1995               1996            1995           1996
                                                               ----               ----            ----           ----
FINANCIAL SERVICES
Non-interest income
    Program fees  . . . . . . . . . . . . . . . . . .         $253,488          $122,562        $527,210       $275,364
Interest margin
    Interest income and service fees  . . . . . . . .          297,989           263,802         576,257        584,774
    Interest expense on lines of credit . . . . . . .          203,033           183,192         382,996        394,474
                                                            ----------      ------------      ----------   ------------
       Net interest margin  . . . . . . . . . . . . .           94,956            80,610         193,261        190,300
Direct operating costs and expenses . . . . . . . . .          253,867         1,007,178         501,149      1,283,407
                                                            ----------      ------------      ----------   ------------
Operating income  . . . . . . . . . . . . . . . . . .           94,577          (804,006)        219,322       (817,743)

LIVESTOCK MARKETING
Operating revenues  . . . . . . . . . . . . . . . . .        2,449,152         1,986,217       5,305,294      4,041,542
Operating costs and expenses
    Direct operating costs and expenses . . . . . . .        2,190,391         1,773,365       4,550,624      3,503,699
    Depreciation  . . . . . . . . . . . . . . . . . .           95,856           120,000         191,712        240,000
                                                            ----------      ------------      ----------   ------------
       Total operating costs and expenses . . . . . .        2,286,247         1,893,365       4,742,336      3,743,699
                                                            ----------      ------------      ----------   ------------
Operating income  . . . . . . . . . . . . . . . . . .          162,905            92,852         562,958        297,843

CORPORATE
Costs and expenses
    General and administrative expenses . . . . . . .          523,978           258,205         770,141        593,901
    Restructuring reserve and asset writedown . . . .               --         1,565,000              --      1,565,000
    Interest expenses on long term debt . . . . . . .          143,719           143,719         287,438        287,438
    Amortization  . . . . . . . . . . . . . . . . . .           36,642            39,000          73,284         78,000
                                                            ----------      ------------      ----------   ------------
       Total costs and expenses . . . . . . . . . . .          704,339         2,005,924       1,130,863      2,524,339
                                                            ----------      ------------      ----------   ------------
Loss from continuing operations before income taxes .         (446,857)       (2,717,078)       (348,583)    (3,044,239)
       Income tax provisions (benefit)  . . . . . . .         (160,689)          438,000        (125,489)       438,000
                                                            ----------      ------------      ----------   ------------
Net loss  . . . . . . . . . . . . . . . . . . . . . .         (286,168)       (3,155,078)       (223,094)    (3,482,239)
    Dividends accrued on Preferred Stock,
       not yet paid . . . . . . . . . . . . . . . . .           19,607            19,607          39,213         39,213
                                                            ----------      ------------      ----------   ------------
Net income (loss) attributable to Common Stock  . . .        ($305,775)      ($3,174,685)      ($262,307)   ($3,521,452)
                                                            ==========      ============      ==========   ============


CAPITAL EXPENDITURES
Livestock marketing
    Additions to property and equipment, net  . . . .         $138,492           ($3,864)       $186,419         $8,796
                                                            ==========      ============      ==========   ============


                 UNITED MARKET SERVICES COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 3. SEGMENTS OF BUSINESS (CONTINUED)

                                                         October 31, 1995
                                                      ------------------------

                                                      Financial       Livestock
                                                      Services        Marketing      Corporate         Total
                                                      --------        ---------      ---------         -----

Identifiable net assets
    Cash  . . . . . . . . . . . . . . . . . . . . .         $--             $--       $887,976        $887,976
    Accounts receivable . . . . . . . . . . . . . .     612,041         549,510        (37,000)      1,124,551
    Income tax refund receivable  . . . . . . . . .          --              --        124,045         124,045
    Secured notes receivable  . . . . . . . . . . .   4,848,545              --             --       4,848,545
    Inventories . . . . . . . . . . . . . . . . . .   7,316,108          31,534             --       7,347,642
    Prepaid expenses  . . . . . . . . . . . . . . .          --          22,834             --          22,834
    Property and equipment, net . . . . . . . . . .          --       2,818,151             --       2,818,151
    Other assets, net . . . . . . . . . . . . . . .          --              --      1,031,801       1,031,801
                                                    -----------       ---------      ---------       ---------

       Total assets . . . . . . . . . . . . . . . . $12,776,694      $3,422,029     $2,006,822     $18,205,545
                                                    ===========      ==========     ==========     ===========


Revolving lines of credit . . . . . . . . . . . . .  $8,599,459             $--            $--      $8,599,459
Accounts payable  . . . . . . . . . . . . . . . . .          --              --        855,390         855,390
Accrued liabilities . . . . . . . . . . . . . . . .          --              --        329,564         329,564
Long term debt, less current maturities . . . . . .          --              --      6,050,000       6,050,000
                                                      ---------       ---------     ----------      ----------
       Identifiable net assets  . . . . . . . . . .  $4,177,235      $3,422,029    ($5,228,132)     $2,371,132
                                                     ==========      ==========   ============      ==========


                                                           April 30, 1996
                                                        -------------------

                                                    Financial         Livestock
                                                    Services          Marketing       Corporate         Total
                                                   ----------         ---------       ---------         -----

Identifiable net assets
    Cash  . . . . . . . . . . . . . . . . . . . .          --                --         113,209         113,209
    Accounts receivable . . . . . . . . . . . . .   2,323,362           477,447        (896,704)      1,904,105
    Secured notes receivable  . . . . . . . . . .   1,916,847                --              --       1,916,847
    Inventories . . . . . . . . . . . . . . . . .   5,558,428            35,322              --       5,593,750
    Prepaid expenses  . . . . . . . . . . . . . .          --            79,739              --          79,739
    Property and equipment, net . . . . . . . . .          --         2,586,947              --       2,586,947
    Other assets, net . . . . . . . . . . . . . .          --                --         515,801         515,801
                                                   ----------        ----------    ------------    ------------
       Total assets . . . . . . . . . . . . . . .  $9,798,637        $3,179,455       ($267,694)    $12,710,398
                                                   ----------        ----------    ------------    ------------

Revolving lines of credit . . . . . . . . . . . .  $5,349,981               $--             $--      $5,349,981
Accounts payable  . . . . . . . . . . . . . . . .          --                --         666,435         666,435
Accrued liabilities . . . . . . . . . . . . . . .          --                --       1,755,089       1,755,089
Long term debt, less current maturities . . . . .          --                --       6,050,000       6,050,000
                                                   ----------        ----------    ------------    ------------
    Identifiable net assets . . . . . . . . . . .  $4,448,656        $3,179,455     ($8,739,218)    ($1,111,107)
                                                   ==========        ==========    ============    ============


           PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    SUMMARY CONSOLIDATED FINANCIAL INFORMATION

                                              Three Months Ended April 30,  Six Months Ended April 30
                                              ----------------------------  -------------------------
                                                     1995        1996          1995         1996
                                                     ----        ----          ----         ----

STATEMENTS OF OPERATION DATA:
Financial Services
    Non-interest income . . . . . . . . . .         $253,488     $122,502   $527,210      $275,364
    Net interest margin . . . . . . . . . .           94,956       80,610    193,261       190,300
    Direct operating costs and expenses . .          253,867    1,007,178    501,149     1,283,407
                                                  ---------- ------------  ---------   -----------
    Operating income  . . . . . . . . . . .           94,577     (804,006)   219,322      (817,743)
Livestock marketing
    Operating revenues  . . . . . . . . . .        2,449,152    1,986,217  5,305,294     4,041,542
    Direct operating costs and expenses . .        2,286,247    1,893,365  4,742,336     3,743,699
                                                  ---------- ------------  ---------   -----------
    Operating income  . . . . . . . . . . .          162,905       92,852    562,958       297,843
Corporate Costs and expenses  . . . . . . .          704,339    2,005,924  1,130,863     2,524,339
                                                  ---------- ------------  ---------   -----------
    Income (loss) . . . . . . . . . . . . .         (446,857)  (2,717,078)  (348,583)   (3,044,239)
    Income tax expense  . . . . . . . . . .         (160,689)     438,000   (125,489)      438,000
                                                  ---------- ------------  ---------   -----------
    Net income (loss) . . . . . . . . . . .         (286,168)  (3,155,078)  (223,094)   (3,482,239)
       Dividends accrued on Preferred
         Stock, not yet paid. . . . . . . .           19,607       19,607     39,213        39,213
                                                  ----------  -----------  ---------    ----------
    Net income (loss) attributable to
      Common Stock  . . . . . . . . . . . .         (305,775)  (3,174,685)  (262,307)   (3,521,452)
    Earnings (loss) per share attributable
      to Common Stock . . . . . . . . . . .           ($0.37)      ($3.91)     ($.32)       ($4.34)
                                                  ==========  ===========  =========   ===========
    Weighted average common and common-
      equivalent shares outstanding . . . .         $813,777      811,777    813,777       811,777
                                                  ==========  ===========  =========   ===========

OTHER DATA:
Cattle placed during period . . . . . . . .           10,986        6,515     28,456        15,245
Cattle owned at period end  . . . . . . . .           25,652       19,637     25,652        19,637
Animal marketing united handled . . . . . .          344,501      262,236    753,705       535,947
Consolidated EBITDA . . . . . . . . . . . .          132,688   (2,130,810)   792,403    (1,843,615)


                                                 October 31,    April 30,
                                                    1995          1996
                                                    ----          ----
BALANCE SHEET DATA
Financial Services
    Assets  . . . . . . . . . . . . . . . .      $12,776,694    9,798,637
    Liabilities . . . . . . . . . . . . . .        8,599,459    5,349,981
                                                 -----------  -----------
       Net Assets . . . . . . . . . . . . .        4,177,235    4,448,656
Livestock marketing
    Net assets  . . . . . . . . . . . . . .        3,422,029    3,179,455
Corporate
    Cash and other assets . . . . . . . . .        2,006,822      629,010
    Current liabilities . . . . . . . . . .        1,184,954    3,318,228
    Long term debt, less current maturities        6,050,000    6,050,000
    Preferred stockholder's investment  . .        3,638,590    3,677,803
    Common stockholder's investment
       (deficit)  . . . . . . . . . . . . .       (1,267,458)  (4,788,910)
                                                 -----------  -----------
       Net identifiable assets  . . . . . .        2,371,132   (1,111,107)
    Total assets  . . . . . . . . . . . . .      $18,205,545  $12,710,398
                                                 ===========  ===========


            PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENT DEVELOPMENTS


     Livestock markets continued to deteriorate further in the Company's second quarter as "nearby spot corn futures" traded at $4.62 per bushel on April 30, 1996 compared to about $4.00 per bushel in February 1996 and $3.50 in October 1995. These corn futures have recently retreated from a high of over $5.25 per bushel in late May 1996 but still are trading at historically high levels between $4.25 and 4.75 per bushel in early June 1996. Cattle prices, and livestock markets in general, continue to react negatively to the extremely high corn price levels and volatility. Livestock producers are under extreme financial pressure and in many cases are experiencing significant losses. Many smaller producers will not return to the business after they sell their remaining livestock and this will directly impact the Company's businesses.

     Stockyard animal unit volumes and revenues continue to decline in direct response to the difficult markets and corresponding decline in numbers of smaller farmer/producers. The extreme pressure on producer costs has caused severe distress for some of United's cattle customers, resulting in actual losses to United.

         With the continued upheaval and uncertainty in the grain and cattle markets, management judged that it was not economically prudent for the Company to continue financing new cattle purchases in the current environment. Consequently, the Company notified its existing customers on May 1 that it was suspending its cattle finance business until at least September 1, 1996.

     The current conditions in the livestock market, and the uncertain outlook for the remainder of the year, also caused management to increase its allowance for doubtful accounts in the cattle finance business by $830,000 to reflect estimated losses relating to the Circle 'S' and Scott Marshall accounts and to increase the general reserves. Other reserves were established against fixed assets of about $766,000 to better reflect the current and future economic ramifications to United of the poor livestock market conditions. Additional reserves for legal and restructuring costs totalling about $800,000 were also booked at quarter end.

    On May 8, 1996, United's Board of Directors elected Dean Bachelor as Chief Executive Officer, replacing Gail Tritle, who will remain Chairman of the Board. Mr. Bachelor is a Minneapolis based business consultant who has significant experience managing workout situations. As part of a the restructuring efforts, Craig Johns resigned as President, Chief Operating Officer and a Director effective May 31, 1996 but has agreed to remain as a consultant to Mr. Bachelor and the Company for the next several months. To further support the restructuring efforts, Dana Hansen and Timothy Stepanek also resigned as Directors effective May 31, 1996. The Board of Directors is now comprised of Gail Tritle , John Bergstrom, and Dean Bachelor.

     The Company is delinquent on a portion of its May, and all of the June, 1996 payments due to Canal Capital Corporation ("Canal") under the Master Ground Lease and other facilities leases relating to the stockyards. Canal has advised the Company that it intends to terminate the Leases if all payments are not brought current by June 19, 1996.

     The Company is in discussions with the Trustee for Holders of the Subordinated Notes and with Canal, with the objective of reducing its payment obligations under the Subordinated Notes and Canal Lease agreements. The Company hopes that a restructuring of these agreements and a further restructuring of the Company's operations will allow it to return to a positive cash flow in fiscal 1997. There can be no assurance that these restructuring efforts will be successful, and if not, it is doubtful the Company can continue as a going concern.

     In March and April 1996, the Company had discussions with its Milwaukee stockyards landlord, Emmber Meats, Inc. (Emmber) about the status of the new covered stockyard facility which Emmber had planned to construct in order to bring the stockyards area into compliance with certain storm and sanitary sewage disposal requirements. Based on recent economic analysis of the project by Emmber, the construction of the new facility has been placed on hold while less costly alternatives are being studied. It is not clear at this time how this will impact the operations and profitability of the Company's Milwaukee stockyard operation.

            PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Comparison of the Second Quarter of Fiscal 1995 and the Second Quarter of Fiscal 1996

Financial Services

    Non-Interest Income. During the quarter ended April 30, 1996, non-interest income, consisting of per head program fees associated with the Company's financial services, was $122,562, down 51.6% from the comparable figure of $253,488 earned in the 1995 period, primarily due to reduced placements, lower program fees and lengthened feeding periods. In the second quarter of 1996, the Company recorded 6,515 placements compared to 10,986 placed in 1995.

    Net Interest Margin. For the quarter ended April 30, 1996, the Company's net interest margin, defined as the sum of interest income earned on notes receivable secured by cattle financed in joint ventures and service fee income earned on cattle inventories less interest expense accrued on borrowings under the senior revolving lines of credit used to finance such assets, was $80,610. This figure represents an increase of 15.1% when compared to the net interest margin of $94,956 in the same period in 1995.

    Direct Operating Costs and Expenses. Operating costs and expenses associated with financial services operations consist of direct operating costs such as labor and benefits, marketing and operating expenses, and unit-level general and administrative costs. Direct operating costs and expenses for the segment aggregated $1,007,178 during the second quarter of 1996 compared to $253,867 for the same period in 1995, up 296.7%. Costs increased primarily due to a bad debt provision of $830,000 reflecting anticipated losses on the cattle portfolio.

    Operating Income. Due to the above factors, in the second quarter of 1996, the Company recognized an operating loss of $804,006 in its financial services business compared to an operating profit of $94,577 recorded in the comparable 1995 period.

            PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Livestock Marketing

    Operating Revenues. For the quarter ended April 30, 1996, the Company's livestock marketing revenues, principally yardage and commission revenues, were $1,986,217, down 18.9% from the $2,449,152 of such business recorded in the comparable 1995 period. This decrease in revenues relates primarily to a 23.9% reduction in the number of animal marketing units handled from 344,501 for the second quarter of 1995 to 262,236 for the same period in 1996, principally due to the cessation of the Company's operating responsibilities for the South St. Paul market.

    Direct Operating Costs and Expenses. Operating costs and expenses in the Company's livestock marketing segment include labor and benefits, operating and maintenance expenses, depreciation, and unit-level general and administrative costs. For the second quarter of fiscal 1996, these costs and expenses totaled $1,893,365, a decrease of 17.2% from 1995's comparable period of $2,286,247, partially reflecting the decreased volume of businessoffset by higher sewer costs at South St. Paul of $60,000. Depreciation expense increased 25.2% from $95,856 in 1995 to $120,000 in 1996's second quarter, primarily due to second half 1995 capital expenditures related to the South St. Paul and St. Joseph market consolidations.

    Operating Income. Overall, as a result of the aforementioned factors, operating income from livestock marketing operations of $92,852 in the secondfirst quarter of 1996 represented a decrease of 43.0% from the $162,905 of such income recorded in the 1995 period.

Corporate

    Total Costs and Expenses. Corporate-level costs and expenses are defined to include general and administrative costs, interest expense on the Company's long-term debt, and amortization of the offering costs associated with such debt. Total costs and expenses for the second quarter of 1996 were $2,005,924, up 184.8% from the $704,339 of such cost recorded in the comparable period in 1995. General and administrative expenses for the second quarter of 1996 totaled $258,205, a decrease of 50% from the $523,978 of such costs reported in the second quarter of 1995. Second quarter 1996 restructuring and asset writedown costs include the following:

     Provision for Litigation and Professional Fees           $325,000
     Writedown of Fixed Assets - Livestock Marketing           766,000
     Restructuring and Other                                   474,000
                                                             ---------
                                                             1,565,000
                                                             =========

Interest expense on long-term debt totaled $143,719 in each of the second quarters of 1996 and 1995. Amortization expense for the second quarter of 1996 was $39,000 and $36,642 for the second quarter of 1995.

    Loss Before Income Taxes. Due to the factors discussed above, the pre-tax loss reported for the second quarter of 1996 was $2,717,078, compared to a pre-tax loss of $446,856 reported in the second quarter of 1995.

    Income Taxes. The Company recorded an income tax benefit during the second quarter of 1995 of $160,689. For the three months ended April 30, 1996, the Company recorded a tax provision of $438,000, reflecting management's opinion that the previously recorded deferred tax benefit was no longer realizable.

    Net Loss; Net Loss Attributable to Common Stock. The net loss reported for the second quarter of 1996 was $3,174,685, compared to a net loss of $305,775 reported in the comparable 1995 period.

    Net loss attributable to the Company's Common Stock is affected by dividends accrued on its Cumulative Redeemable Convertible Preferred Stock (the "Preferred Stock"), 1,568,500 shares of which were outstanding as of April 30, 1995 and 1996. Total dividends of $0.05 per share or $19,607 in aggregate were accrued in both the second quarter of 1995 and 1996. There are no current dividend requirements on either the Company's 1994 Series Redeemable Convertible Preferred Stock (the "1994 Preferred Stock") or its 1995 Series Redeemable Convertible Preferred Stock (the "1995 Preferred Stock").

           PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                        PLAN OF OPERATION (CONTINUED)


Comparison of the Six Months Ended April 30, 1995 and the Six Months Ended April 30, 1996

Financial Services

    Non-Interest Income.   During the six months ended April 30, 1996,
non-interest income, consisting of per head program fees associated with the Company's financial services, was $275,364, down 47.8% from $527,210 earned in the comparable 1995 period, primarily due to reduced placements, lower program fees and lengthened feeding periods. In the first half of fiscal 1996, the Company recorded 15,845 placements compared to 28,456 placed in the first half of fiscal 1995.

    Net Income Margin. For the six months ended April 30, 1996, the Company's net interest margin, defined as the sum of interest income earned on notes receivable secured by cattle financed in joint ventures and service fee income earned on cattle inventories less interest expense accrued on borrowings under the senior revolving lines of credit used to finance such assets, was $190,300. This figure represents a decrease of 1.5% when compared to the net interest margin of $193,261 in the comparable 1995 period.

    Direct Operating Costs and Expenses. Operating costs and expenses associated with financial services operations consist of direct operating costs such as labor and benefits, marketing and operating expenses, and unit-level general and administrative costs. Direct operating costs and expenses for the segment aggregated $1,283,407 during the first half of fiscal 1996 compared to $501,149 for the same period in 1995, up 156.1%. Costs increased primarily due to a second quarter provision for bad debts of $830,000.

    Operating Income. Due to the above factors, in the first half of fiscal 1996, the Company recognized an operating loss of $817,743 in its financial services business compared to an operating profit of $219,322 recorded in the first half of fiscal 1995.

            PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Livestock Marketing

    Operating Revenues. For the six months ended April 30, 1996, the Company's livestock marketing revenues, principally yardage and commission revenues, were $4,041,542, down 23.8% from the $5,305,294 of such business recorded in the comparable 1995 period. This decrease in revenues relates primarily to a 28.9% reduction in the number of animal marketing units handled from 753,705 for the first half of fiscal 1995 to 535,947 for the same period in fiscal 1996, principally due to the cessation of the Company's operating responsibilities for the South St. Paul market. On a comparable market base, volume was 13.3% below 1995 levels.

    Direct Operating Costs and Expenses. Operating costs and expenses in the Company's livestock marketing segment include labor and benefits, operating and maintenance expenses, depreciation, and unit-level general and administrative costs. For the first half of fiscal 1996, these costs and expenses totaled $3,743,699, a decrease of 21.1% from 1995's comparable figure of $4,742,336, partially reflecting the decreased volume of business. Depreciation expense increased 25.2% from $191,712 in the first half of fiscal 1995 to $240,000 in the first half of fiscal 1996 primarily due to second half 1995 capital expenditures related to the South St. Paul and St. Joseph market consolidations.

    Operating Income. Overall, as a result of the aforementioned factors, operating income from livestock marketing operations of $297,843 in the first half of fiscal 1996 represented a decrease of 47.1% from the $562,958 of such income recorded in the comparable 1995 period.

Corporate

    Total Costs and Expenses. Corporate-level costs and expenses are defined to include general and administrative costs, interest expense on the Company's long-term debt, and amortization of the offering costs associated with such debt. Total costs and expenses for the first half of fiscal 1996 were $2,524,339, up 123.2% from the $1,130,863 of such cost recorded in the comparable period in fiscal 1995. General and administrative expenses for the first half of fiscal 1996 totaled $593,901, a decrease of 22.9% from the $770,141 of such costs reported in 1995. Second quarter restructuring and asset writedown charges of $1,565,000 were discussed in the quarterly results comparison. Interest expense on long-term debt totaled $287,438 in the first six months of fiscal 1996 and fiscal 1995. Amortization expense for the first half of fiscal 1996 was $78,000 and $73,284 for the first half of fiscal 1995.

    Loss Before Income Taxes. Due to the factors discussed above, the pre-tax loss reported for the first half of fiscal 1996 was $3,044,239, compared to a pre-tax loss of $348,583 reported in the first half of fiscal 1995.

    Income Taxes. The Company recorded an income tax benefit during the first half of fiscal 1995 of $125,489. For the six months ended April 30, 1996, the Company recorded a tax provision of $438,000, reflecting management's opinion that the previously recorded deferred tax benefit was no longer realizable.

    Net Loss; Net Loss Attributable to Common Stock. The net loss reported for the first half of fiscal 1996 was $3,521,452, compared to a net loss of $262,307 reported in the comparable 1995 period.

    Net loss attributable to the Company's Common Stock is affected by dividends accrued on its Cumulative Redeemable Convertible Preferred Stock (the "Preferred Stock"), 1,568,500 shares of which were outstanding as of April 30, 1995 and 1996. Total dividends of $0.05 per share or $19,607 in aggregate were accrued in the first half of both fiscal 1995 and fiscal 1996. There are no current dividend requirements on either the Company's 1994 Series Redeemable Convertible Preferred Stock (the "1994 Preferred Stock") or its 1995 Series Redeemable Convertible Preferred Stock (the "1995 Preferred Stock").

            PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    On February 2, 1995, the Company completed the consolidation of its senior credit facilities into two lines : one for the Company and one of its subsidiary United Cattle Company. Substantially all of the current assets of the Company are pledged to secure advances under these revolving lines of credit. Advances under the facilities bear interest at variable rates ranging from prime plus 1.5%to prime plus 1.75%. On May 17, 1995, these facilities were amended to provide for a maximum amount outstanding of $14,000,000. On July 17, 1995, the maturity of the facilities was extended until August 15, 1995 and on August 11, 1995, was further extended to May 15, 1996. As of October 31, 1995 and April 30, 1996, advances totaling $8,599,459 and $5,349,981, respectively were outstanding. Among other matters, the Company's loan agreements provide that it must maintain a minimum net worth, may not incur certain indebtedness, may not pay dividends except under certain conditions, and may not, without prior written approval, consolidate or merge with another entity. The Company was in compliance with all loan covenants or had obtained waivers of compliance as of October 31, 1995 and April 30, 1996 with respect to its revolving credit facilities, including a waiver of the net worth covenant as of April 30,1996. Due to recurring losses, significant uncertainties exist regarding the Company's ability to comply with its existing debt covenants and maintain its revolving credit facilities in the future.

The Company's revolving credit facilities, totalling $14,000,000, of which approximately $8,650,000 was available at April 30, 1996, had a scheduled expiration date of May 15, 1996. However, these facilities were extended to June 15, 1996 and management believes that the bank will continue to grant one month extensions of the credit facility until the loans are fully repaid as a result of the run-off of the existing cattle finance accounts. Due to the recurring losses, significant uncertainties exist regarding the Company's ability to comply with its existing debt covenants, replace its revolving credit facilities and secure adequate financing to support future operations.

    Based on recent discussion with the bank providing the Company's credit facilities, management believes it is unlikely the Company will be able to renew its existing credit facilities. Even though the Company is attempting to restructure its management and revise operating plans in order to achieve successful future operations, there can be no assurances that the Company will be successful in achieving these initiatives. If the Company is not successful in meeting these initiatives, the Company may find it necessary to undertake further actions as may be appropriate to preserve its business as a going concern. Presently, none of the Company's fixed assets are pledged to secure any borrowings.

    As of October 31, 1995, assets totaled $18,205,545, of which 70.2% and 18.8% were attributable to the financial services and livestock marketing businesses, respectively. The balance of 11% was accounted for by un-allocated corporate assets. On April 30, 1996, the Company's assets aggregated $12,710,398, of which 77.1% related directly to financial services and 25.0% to livestock marketing. The remaining negative balance represents un-allocated corporate assets and reserves.

    As of October 31, 1995 and April 30, 1996, the Company had working capital (current assets less current liabilities) of $4,571,180 and ($4,213,855) respectively. As of October 31, 1995 and April 30, 1996, the Company's current ratio (current assets divided by current liabilities) was 1.47x and .70x, respectively. The significant change in working capital reflects the reclassification of long term debt to current.

    For the period ended October 31, 1995, the Company used $2,555,055 of cash principally to increase cattle inventories within the financial services business.

    For the period ended April 30, 1996, the Company generated $2,483,507 of cash from its operations, principally to fund the operating loss offset by collections on lower inventory and notes receivable due to the reduction of the cattle portfolio.

    On October 31, 1995, the Company held a final closing and completed the offering of its 1995 Preferred Stock at $3.00 per share, raising $1,353,005 of new capital.

            PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The Company completed construction of the new hog marketing facility at the South St. Paul location on July 31, 1995, at a net cost of $336,256. Financing was provided internally and by the owner of the land underlying the facility. Together with anticipated future expenditures in connection with a renovation of the sewer system under the market, the Company expects that its remaining share of this consolidation project will be approximately $115,000.

The Company is currently in discussions with its Milwaukee stockyards landlord, Emmber Meats, Inc., and the Milwaukee Livestock Commission Firms, with respect to prospects for the market, based on Emmber's decision to reevaluate the construction of new stockyard facilities necessary to comply with certain storm and sanitary sewage disposal requirements.




LIQUIDITY AND CAPITAL RESOURCES

    The following table sets forth, as of the dates indicated, certain balance sheet items as a percentage of total assets and the percentage increase or decrease in such items from the prior date

                                                 October 31,  April 30,
                                                   1995         1996      1995 vs 1996
                                                   ----         ----      ------------
                                                     %           %              %
                                                     -           -              -
Financial services
   Assets . . . . . . . . . . . . . . . . .         70.2         77.1          (.4)
   Liabilities  . . . . . . . . . . . . . .         47.2         42.1        (37.8)
                                                    ----         ----        ------
   Net identifiable assets  . . . . . . . .         22.9         35.9          6.5
Livestock marketing
   Net identifiable assets  . . . . . . . .         18.8         25.0         (7.1)
Corporate
Cash  . . . . . . . . . . . . . . . . . . .          4.9           .9        (87.3)
  Total assets  . . . . . . . . . . . . . .         11.0          4.9          --
Current liabilities . . . . . . . . . . . .          6.5         26.1        180.0
Long-term debt, less current maturities . .         33.2         47.6          --
Preferred stock . . . . . . . . . . . . . .         20.0         42.1          1.1
Common stockholders' investment (deficit) .         (7.0)       (37.7)      (277.8)
Net identifiable assets . . . . . . . . . .         13.0         (8.7)       (31.2)





See "Recent Developments" for a discussion concerning the Company's liquidity portion and capital resources.

                       PART II, ITEM 1. LEGAL PROCEEDINGS


   Phillip L. Kunkel, Trustee v. United Market Services Company d/b/a North Central Associates, Case No. 4-95-274 (Bankr. D. Minn.). On September 13, 1995, the Trustee in the Morken Bankruptcy brought an adversary complaint against the Company seeking to void the transfer to the Company of approximately 850 cattle involved in the Spring Grove Bankruptcy as well as a judgment for the value thereof. On January 3, 1996, an order was filed allowing the Trustee to amend the complaint to join the trustee in the Spring Grove Bankruptcy as a defendant. The trustee in the Spring Grove Bankruptcy has responded to the complaint and asserted a cross-claim against the Company. The Company's response to the amended complaint and the cross-claim was filed and served on March 1, 1996.

   Orville Molenaar v. United Cattle Company v. Michael J. Frank, Case No. C2-94-10225 (Minn. D. Ct.). Orville Molenaar has sued UCC in state court for conversion of cattle he alleges to own. This action relates to cattle Mr. Molenaar allegedly placed with Michael J. Frank. Mr. Molenaar claims that cattle he owned were part of the cattle UCC recovered from Mr. Frank pursuant to the certain replevin orders dated October 11, 1994. UCC filed a third party complaint against Mr. Frank in this action. On September 14, 1995, a jury determined that UCC committed conversion and was liable for $59,375 in compensatory damages and $400,000 in punitive damages. October 19, 1995, the punitive damages were vacated by the court and the compensatory claim was upheld. On December 20, 1995, UCC was granted summary judgment in its third party action against Mr. Frank for indemnification, and UCC was awarded $59,375 in damages plus $9,000 for attorneys fees. On January 4, 1996, Mr. Molenaar filed a notice of appeal with the Court of Appeals seeking to overturn the vacating of the punitive damages. On the same date, UCC initiated a cross-appeal of the compensatory damage award. Oral argument took place before the Court of Appeals on May 14, 1996, and a decision will be rendered within 90 days of that date.


               PART II, ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

10.2 (f) Fourth Addendum to Amended Loan Agreement dated February 2, 1995, by and between Company and Norwest Agricultural Credit, Inc.

10.2 (g) Fifth Addendum to Amended Loan Agreement dated February 2, 1995, by and between Company and Norwest Agricultural Credit, Inc.


(B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended April 30, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         UNITED MARKET SERVICES COMPANY


Dated:      June 14, 1996                       By: /s/  Dean Bachelor
       -----------------------                      ---------------------------
                                                Dean Bachelor
                                                Chief Executive Officer
                                                (Principal Executive Officer)



Dated:      June 14, 1996                       By: /s/  H. M. Blair
       -----------------------                      ---------------------------
                                                H. M. Blair
                                                Controller and Assistant
                                                  Treasurer
                                                (Principal Financial Officer)

                         UNITED MARKET SERVICES COMPANY
   QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996


                     PART II, ITEM 6(A) - INDEX TO EXHIBITS

Exhibit
Number   Description                                                               Page
- ------   -----------                                                               ----

10.2 (f) Fourth Addendum to Amended Loan Agreement dated                            20
         February 2, 1995, by and between Company and
         Norwest Agricultural Credit, Inc.

10.2 (g) Fifth Addendum to Amended Loan Agreement dated                             22
         February 2, 1995, by and between Company and
         Norwest Agricultural Credit, Inc.


Exhibit 10.2 (f)



                   FOURTH ADDENDUM TO AMENDED LOAN AGREEMENT


     This Fourth Addendum to Amended Loan Agreement (hereinafter referred to as "Fourth Addendum") is made and entered into as of this 15th day of May, 1996, as a Fourth Addendum to the Amended Loan Agreement (hereinafter referred to as "Agreement") dated February 2, 1995, with a Note Modification Agreement dated May 15, 1995 (hereinafter referred to as "First Addendum"), with a Second Addendum to Amended Loan Agreement dated June 15, 1995 (hereinafter referred to as "Second Addendum"), with a Third Addendum to Amended Loan Agreement dated July 15, 1995 (hereinafter referred to as "Third Addendum"), with an assignment and Amendment of Amended Loan Agreement dated September 14, 1995 (hereinafter referred to as "Assignment"), and with an Addendum to Assignment and Amendment of Amended Loan Agreement dated October 18, 1995 (hereinafter referred to as "Addendum to Assignment") by and between Norwest Agricultural Credit, Inc. (hereinafter referred to as "Substitute Lender") and United Market Services Company (hereinafter referred to as "Borrower"), copies of which Agreement, First Addendum, Second Addendum, Third Addendum, Assignment, and Addendum to Assignment are by this reference incorporated as if fully set forth herein.

                                R E C I T A L S:

   WHEREAS, Borrower desires an extension of the May 15, 1995, maturity date of the Promissory Note referenced in the Second Addendum (also referred to as the Permanent Line in the Agreement).

   WHEREAS, Lender is willing to provide such an extension based on the terms and conditions hereof.

   NOW, THEREFORE, in consideration of the mutual covenants herein contained, it is agreed by and between the parties as follows:


   1. INCORPORATION OF RECITALS AND AGREEMENT: The parties hereto incorporate as part of the Fourth Addendum the foregoing recitals and make the same a part of the Fourth Addendum and, similarly, incorporate by reference, the Agreement, First Addendum, Second Addendum, Third Addendum, Assignment and Addendum to Assignment referred to hereinabove.

   2. EXTENDED DUE DATE: All references in the Second Addendum to a Promissory Note maturity of "July 15, 1995", are hereby modified to a maturity of "June 15, 1996".

   3. COVENANTS: Borrower acknowledges that it is in default with regard to covenants concerning stockholders' equity and ratio of EBITDA to interest and that failure to exercise its remedies relative thereto prior to and including the date hereof is in no manner to be construed to be a waiver of such rights by Substitute Lender.

   4. INCORPORATION OF TERMS: Except to the extent specifically referenced and modified by this Fourth Addendum, all of the remaining terms and conditions of the Agreement, the First Addendum, Second Addendum and Third Addendum, Assignment, and Addendum to Assignment remain in full force and effect, including, but not limited to, the obligations of Borrower as set forth therein.

   IN WITNESS WHEREOF, this Fourth Addendum has been executed by the parties hereto the date and year hereinabove. written.


                                           NORWEST AGRICULTURAL CREDIT, INC.



                                           By       Peter Atkins
                                             --------------------------------
                                              Its    Vice President
                                                  ---------------------------


                                           UNITED MARKET SERVICES COMPANY



                                           By         Dean Bachelor
                                             ---------------------------------
                                               Its    Chief Executive Officer
                                                   ---------------------------

Exhibit 10.2 (g)



                    FIFTH ADDENDUM TO AMENDED LOAN AGREEMENT

    The Fifth Addendum to Amended Loan Agreement (hereinafter referred to as "Fifth Addendum") is made and entered into as of this 15th day of May, 1996, as a Fifth Addendum to the Amended Loan Agreement (hereinafter referred to as "Agreement") dated February 2, 1995, with an Addendum to Amended Loan Agreement dated May 17, 1995 (hereinafter referred to as "First Addendum"), with a Second Addendum to Amended Loan Agreement dated June 15, 1995 (hereinafter referred to as "Second Addendum"), with a Third Addendum to Amended Loan Agreement dated July 15, 1995 (hereinafter referred to as "Third Addendum"), and with a Fourth Addendum to Amended Loan Agreement dated August 11, 1995 (hereinafter referred to as "Fourth Addendum") by and among United Cattle Company (hereinafter referred to as "Borrower"), United Market Services Company, and Norwest Agricultural Credit, Inc. (hereinafter referred to as "NAC"), copies of which Agreement, First Addendum, Second Addendum, Third Addendum, and Fourth Addendum are by this reference incorporated as if fully set forth herein.

                                R E C I T A L S:

    WHEREAS, Borrower desires an extension of the May 15, 1996, termination date of the conditional line of credit; and

    WHEREAS, NAC is willing to provide such an extension based on the terms and conditions hereof.

    NOW, THEREFORE, in consideration of the mutual covenants herein contained, it is agreed by and between the parties as follows:


   1. INCORPORATION OF RECITALS AND AGREEMENT: The parties hereto incorporate as part of the Fifth Addendum the foregoing recitals and make the same a part of the Fifth Addendum and, similarly, incorporate by reference, the Agreement, First Addendum, Second Addendum, Third Addendum, and Fourth Addendum referred to hereinabove.

   2. EXTENDED DUE DATE: All references to a conditional line of credit existing through "August 15, 1995", are hereby modified to be references to "June 15, 1996".

   3. COVENANTS: Borrower acknowledges that it is in default with regard to covenants concerning stockholders' equity and ratio of EBITDA to interest, and that failure to exercise its remedies relative thereto prior to and including the date hereof is in no manner to be construed to be a waiver of such rights by NAC.

   4. INCORPORATION OF TERMS: Except to the extent specifically referenced and modified by this Fifth Addendum, all of the remaining terms and conditions of the Agreements, the First Addendum, Second Addendum, Third Addendum, and Fourth Addendum remain in full force and the effect, including, but not limited to, the obligations of Borrower and Guarantor as set forth therein.

IN WITNESS WHEREOF, this Fifth Addendum has been executed by the parties hereto the date and year hereinabove written.


                                           NORWEST AGRICULTURAL CREDIT, INC.



                                           By          Peter Atkins
                                              ---------------------------------
                                              Its      Vice President
                                                 ------------------------------


                                           UNITED CATTLE COMPANY



                                           By       H. M. Blair
                                              ----------------------------------
                                              Its   Treasurer & Ass't. Secretary
                                                  ------------------------------


                                           UNITED MARKET SERVICES COMPANY



                                           By       Dean Bachelor
                                              ----------------------------------
                                              Its   Chief Executive Officer
                                                  ------------------------------