Form 10-Q
period 1996-07-31
UNITED MARKET SERVICES CO
filed 1996-09-13
CIK 919861

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB


(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended:    JULY 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from:__________________ to:___________



                      Commission File Number:   33-75432C

                        UNITED MARKET SERVICES COMPANY
                 -------------------------------------------
      (Exact name of small business issuer as specified in its charter)

               DELAWARE                                   41-1642910
    --------------------------------        ------------------------------------
(State of incorporation or organization)    (IRS Employer Identification Number)


                       204 LIVESTOCK EXCHANGE BUILDING
                       SOUTH ST. PAUL, MINNESOTA  55075
                   (Address of principal executive offices)

                                 612/451-0752
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                              _X_   YES    ___  NO


The number of shares outstanding of each of the issuer's classes of capital stock as of July 31, 1996 was:
1,568,500 SHARES OF CUMULATIVE REDEEMABLE CONVERTIBLE PREFERRED STOCK ($0.001 PAR VALUE)
60,000 SHARES OF 1994 SERIES REDEEMABLE CONVERTIBLE PREFERRED STOCK ($0.01 PAR VALUE)
451,000 SHARES OF 1995 SERIES REDEEMABLE CONVERTIBLE PREFERRED STOCK ($0.01 PAR VALUE)
               811,777 SHARES OF COMMON STOCK ($0.001 PAR VALUE)

     Transitional Small Business Issuer Disclosure Format:   ___ YES   _X_   NO

                      PART I, ITEM 1. FINANCIAL STATEMENTS

                 UNITED MARKET SERVICES COMPANY AND SUBSIDIARY
                          Consolidated Balance Sheets


                                                                         October 31,       July 31,
                                                                             1995            1996
                                                                         ----------        ---------
ASSETS                                                                                    (Unaudited)
 Current assets:
  Cash ................................................................      $411,197          $85,946
  Restricted cash .....................................................       476,779               --
  Accounts receivable .................................................     1,124,551          568,519
  Income tax refunds receivable .......................................       124,045               --
  Secured notes receivable ............................................     4,848,545        1,103,198
  Inventories .........................................................     7,347,642        2,194,032
  Prepaid expenses and other ..........................................        22,834          116,010
                                                                          -----------      -----------
  Total current assets ................................................    14,355,593        4,067,705

 Property and equipment
   Yard improvements ..................................................     5,444,073        5,446,997
   Buildings ..........................................................       698,310          698,310
   Machinery and equipment ............................................       448,862          375,520
   Furniture and fixtures .............................................        77,741           73,484
   Less: accumulated depreciation .....................................    (3,850,835)      (4,931,589)
                                                                          -----------      -----------
   Property and equipment, net ........................................     2,818,151        1,662,722

 Other assets .........................................................     1,031,801          476,801
  Total assets ........................................................   $18,205,545       $6,207,228
                                                                          ===========      ===========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
 Current liabilities:
  Revolving lines of credit ...........................................     8,599,459          343,247
  Checks written not yet presented for payment ........................        81,434                0
  Accounts payable ....................................................       773,956          140,577
  Accrued liabilities .................................................       329,564        1,472,023
  Curent maturities of long term debt .................................            --        6,050,000
                                                                          -----------      -----------
    Total current liabilities                                               9,784,413        8,005,847

  Long-term debt, less current maturities                                   6,050,000              --
                                                                          -----------      -----------

  Preferred stockholders' investment
   Cumulative Redeemable Convertible Preferred Stock, including unpaid dividends, $0.001 par value, 1,568,500 shares authorized,
   issued and outstanding .............................................    $2,045,585       $2,104,404
   Series 1994 Redeemable Convertible Preferred Stock, $0.01 par
   value, 60,000 shares authorized, issued and outstanding ............       240,000          240,000
   Series 1995 Redeemable Convertible Preferred Stock, $0.01 par
    value, 451,000 shares authorized, issued, and outstanding .........     1,353,005        1,353,005
                                                                          -----------      -----------
     Total preferred stockholders' investment .........................     3,638,590        3,697,409
                                                                          -----------      -----------

  Common stockholders' deficit
   Common Stock, $0.001 par value, 10,000,000 shares
   authorized, 811,777 shares issued and outstanding ..................           812              812
   Additional paid-in capital .........................................       911,688          911,688
   Accumulated deficit                                                     (2,179,958)      (6,408,528)
                                                                          -----------      -----------
     Total common stockholders' deficit ...............................    (1,267,458)      (5,496,028)
                                                                          -----------      -----------
      Total liabilities and stockholders' investment ..................   $18,205,545       $6,207,228
                                                                          ===========      ===========


The accompanying notes are an integral part of these consolidated balance sheets.

                UNITED MARKET SERVICES COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                               Three Months Ended July 31,   Nine Months EndedJuly 31,
                                                               ---------------------------   ----------------------------------
                                                                   1995             1996            1995                1996
                                                                   ----             ----            ----                ----
OPERATING REVENUES ...................................          $2,285,605       $1,869,983       $8,694,368         $6,771,663
OPERATING EXPENSES:
 Labor and benefits ..................................             861,857          679,596        3,051,254          2,302,168
 Operations and maintenance ..........................             887,515          848,948        3,392,403          2,933,021
 Selling, general, and administrative expenses .......             516,275          287,563        1,643,904          1,961,923
 Depreciation and amortization expense ...............     152,332 138,600          417,328          456,600
 Restructuring reserves and asset writedowns .........                  --          400,000               --          1,965,000
                                                           ---------------  ---------------  ---------------    ---------------
  Total costs and operating expenses .................           2,417,979        2,354,707        8,504,889          9,618,712
                                                           ---------------  ---------------  ---------------    ---------------
OPERATING INCOME (LOSS) ..............................            (132,374)        (484,724)         189,479         (2,847,049)
NET INTEREST EXPENSE .................................             362,289          202,788        1,032,723            884,702
                                                           ---------------  ---------------  ---------------    ---------------
LOSS BEFORE INCOME TAXES .............................            (494,663)        (687,512)        (843,244)        (3,731,751)
 Income tax expense (benefit) ........................            (178,012)              --         (303,500)           438,000
                                                           ---------------  ---------------  ---------------    ---------------
NET INCOME (LOSS) ....................................            (316,651)        (687,512)        (539,744)        (4,169,751)
 Dividends accrued on Preferred Stock, not yet paid ..              19,607           19,606           58,820             58,819
                                                           ---------------  ---------------  ---------------    ---------------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK .......           ($336,258)       ($707,118)       ($598,564)       ($4,228,570)
                                                           ---------------  ---------------  ---------------    ---------------

Loss per share:
 Net loss ............................................               $(.39)           $(.85)           $(.66)            $(5.14)
 Dividends accrued on Preferred Stock, not yet paid ..                (.02)            (.02)            (.07)              (.07)
                                                           ---------------  ---------------  ---------------    ---------------
   Net loss attributable to Common Stock .............              ($0.41)          ($0.87)          ($0.73)            ($5.21)
                                                           ---------------  ---------------  ---------------    ---------------


COMMON AND COMMON SHARE EQUIVALENTS OUTSTANDING ......             811,777          813,777          813,777            811,777
                                                           ---------------  ---------------  ---------------    ---------------


The accompanying notes are an integral part of these consolidated financial statements.

                 UNITED MARKET SERVICES COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                 Nine Months Ended July 31,

                                                                                 1995                     1996
                                                                                ------                   ------
OPERATING ACTIVITIES:
Net loss ..............................................................         ($539,744)             ($4,169,751)
Adjustments to reconcile net loss
 to net cash used for operating activities:
    Depreciation, amortization and asset writedowns ...................           417,328                1,222,600
    Change in deferred tax benefits                                                    --                  438,000
    Net cash provided by
     discontinued operations ..........................................         1,049,487                      -
                                                                              -----------             ------------
    Operating cash flow before working capital items ..................           927,071               (2,509,151)
    Changes in operating assets and liabilities:
      Accounts receivable .............................................          (123,805)                 556,032
      Income tax refunds receivable ...................................          (188,251)                 124,045
      Secured notes receivable ........................................        (2,856,822)               3,745,347
      Inventories .....................................................           363,022                5,153,610
      Prepaid expenses and other ......................................          (100,944)                 (93,176)
      Checks written not yet presented for payments ...................          (407,959)                 (81,434)
      Accounts payable and other accrued liabilities ..................          (385,584)                 549,080
                                                                              -----------             -------------
        Net cash provided by (used for) operating activities ..........        (2,773,272)               7,444,353
                                                                              -----------             -------------


INVESTING ACTIVITIES:
      Sales/(Additions) of Property and equipment .....................          (313,122)                   9,829
                                                                              -----------             ------------







FINANCING ACTIVITIES:
   Net borrowings (payments) under revolving lines of credit ..........         2,574,661               (8,256,212)
   Payment of Debt Offering Costs .....................................           (10,000)                      --
   Collection of Stock subscriptions receivable  ......................           308,000                      --
                                                                              -----------             ------------
    Net cash provided by (used for) financing activities ..............         2,872,661               (8,256,212)
                                                                              -----------             ------------

INCREASE (DECREASE) IN CASH ...........................................          (213,733)                (802,030)
   Cash, beginning of year ............................................           518,331                  887,976
                                                                              -----------             ------------
   Cash, end of period ................................................          $304,598                  $85,946
                                                                              -----------             ------------

CASH PAID (RECEIVED) DURING THE PERIOD FOR:
  Interest ............................................................        $1,021,563                 $929,016
                                                                              -----------             ------------
  Income taxes ........................................................         ($115,710)               ($129,069)
                                                                              ===========             ============


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

     In connection with its financial services business which is operated through its wholly-owned subsidiary, United Cattle Company ("UCC"), the Company purchased cattle and placed them with customers pursuant to certain contracts and joint venture agreements. Upon termination of such agreements, the animals are sold, the Company's capital is returned together with certain fees, and the balance of the proceeds is paid to the customer.

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

     As of July 31, 1996, the Company was out of compliance with the net worth
and other related covenants of its bank credit facility.   The Company
continued out of compliance with the net worth and other related covenants until the credit facilities expired August 15, 1996.

     With the current economic circumstances in the cattle industry and the Company's current financial situation, in April 1996 the Company suspended financing any new cattle contracts and is currently closing existing accounts over a period estimated to be through the fiscal year end (10/31/96). On August 9, 1996, the secured bank loans were fully repaid and the credit facility expired August 15th.

     Since February 29, 1996, the Company has continued to be out of compliance with Article Ten, Section 1012 of the Indenture governing the terms of its outstanding Subordinated Notes with respect to maintenance of a minimum net
worth.   The Company defaulted on its quarterly interest payment due September
1st as required by Section 307 of the Indenture.

     The Company is delinquent on a portion of payments due to Canal Capital Corporation ("Canal") under the Master Ground Lease and other facilities leases relating to the stockyards. Canal has advised the Company that it is in default and that Canal intends to terminate those Leases if all payments are not brought current by September 19, 1996.

     The Company is in discussions with the Trustee for Holders of the Subordinated Notes with the objective of reducing its payment obligations under the Subordinated Notes. The Company hopes that a restructuring of these notes and a further restructuring of the Company's operations will allow it to return to a positive cash flow in fiscal 1997. There can be no assurance that these restructuring efforts will be successful, and if not, it is doubtful the Company can continue as a going concern.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred cumulative net losses of $6,409,000, including net losses attributable to common stock for the first three quarters of fiscal 1996 of $4,229,000 and for all of fiscal 1995 of $1,177,000. Significant uncertainties exist regarding the Company's ability to comply with its existing debt covenants, continue or replace its revolving credit facilities and secure adequate financing to support future operations. These factors cause substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result should the company be unable to continue as a going concern.

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

     The interim financial statements presented herein as of July 31, 1996, and for the three and nine month periods ended July 31, 1995 and 1996, reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented.
The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company's significant estimates include reserves for inventory losses, accounts receivable and litigation settlement.

     Quarterly operating results are typically affected by seasonal factors related to the cattle production cycle. As a consequence of these factors, the results of operations for any interim period are not necessarily indicative of results for the full year.

              UNITED MARKET SERVICES COMPANY AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                            (UNAUDITED)


NOTE 3. SEGMENTS OF BUSINESS

     Selected data with respect to the Company's principal business segments are as follows:


                                                      Three Months Ended July 31,      Nine Months Ended July 31,
                                                      --------------------------       -------------------------
                                                       1995               1996             1995              1996
                                                       ----               ----             ----              ----
FINANCIAL SERVICES
Non-interest income
  Program fees ....................................  $150,193           $71,533          $677,404          $346,897
Interest margin
  Interest income and service fees ................   303,112           145,466           879,370           730,240
  Interest expense on lines of credit .............   218,571            59,072           601,567           453,546
                                                    ---------         ---------         ---------         ---------
     Net interest margin ..........................    84,541            86,394           277,803           276,694
Direct operating costs and expenses ...............   328,832            72,769           829,981         1,356,176
                                                    ---------         ---------         ---------         ---------
Operating income ..................................   (94,098)           85,158           125,226          (732,585)

LIVESTOCK MARKETING
Operating revenues ................................ 1,832,300         1,652,985         7,137,594          5,694,527
Operating costs and expenses
  Direct operating costs and expenses ............. 1,660,213         1,519,764         6,210,837          5,023,463
  Depreciation ....................................   115,690            99,600           307,402            339,600
                                                    ---------         ---------         ---------         ---------
     Total operating costs and expenses ........... 1,775,903         1,619,364         6,518,239          5,363,063
                                                    ---------         ---------         ---------         ---------
Operating income ..................................    56,397            33,621           619,355            331,464

CORPORATE
Costs and expenses
  General and administrative expenses .............   276,602           223,572         1,046,743            817,473
  Restructuring reserve and asset writedown                --           400,000                --          1,965,000
  Interest expenses on long term debt .............   143,718           143,719           431,156            431,157
  Amortization ....................................    36,64            239,000           109,926            117,000
                                                    ---------         ---------         ---------         ---------
     Total costs and expenses .....................   456,962           806,291         1,587,825          3,330,630
                                                    ---------         ---------         ---------         ---------
Loss  before income taxes .........................  (494,663)         (687,512)         (843,244)        (3,731,751)
     Income tax provision (benefit) ...............  (178,012)               --          (303,500)           438,000
                                                    ---------         ---------         ---------         ---------
Net loss ..........................................  (316,651)         (687,512)         (539,744)        (4,169,751)
 Dividends accrued on Preferred Stock, not yet paid    19,607            19,606            58,820             58,819
Net loss attributable to Common Stock ............. ($336,258)        ($707,118)        ($598,564)       ($4,228,570)
                                                    =========         =========         =========         ==========
CAPITAL EXPENDITURES
Livestock marketing
  Additions (Sales) to property and equipment, net.. $126,703          ($18,625)         $313,122            ($9,829)
                                                    =========         =========         =========         ==========

                 UNITED MARKET SERVICES COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 3. SEGMENTS OF BUSINESS (CONTINUED)


                                                          October 31, 1995
                                                          ----------------
                                                      Financial          Livestock
                                                      Services           Marketing         Corporate      Total
                                                      ---------          ---------         ----------     -----
Identifiable net assets
  Cash .....................................       $         --        $        --       $   887,976    $    887,976
  Accounts receivable ......................            612,041            549,510           (37,000)      1,124,551
  Income tax refund receivable .............                 --                 --           124,045         124,045
  Secured notes receivable .................          4,848,545                 --                --       4,848,545
  Inventories ..............................          7,316,108             31,534                --       7,347,642
  Prepaid expenses .........................                 --             22,834                --          22,834
  Property and equipment, net ..............                 --          2,818,151                --       2,818,151
  Other assets, net ........................                 --                 --         1,031,801       1,031,801
                                                     ----------         ----------        ----------      ----------
    Total assets ...........................       $ 12,776,694         $3,422,029       $ 2,006,822    $ 18,205,545
                                                     ----------         ----------        ----------      ----------

Revolving lines of credit ..................       $  8,599,459        $        --       $        --    $  8,599,459
Accounts payable ...........................                 --                 --           855,390         855,390
Accrued liabilities ........................                 --                 --           329,564         329,564
Long term debt, less current maturities ....          --     --                 --         6,050,000       6,050,000
                                                     ----------         ----------        ----------      ----------
    Identifiable net assets (liabilities) ..       $  4,177,235        $ 3,422,029       $(5,228,132)   $  2,371,132
                                                     ==========         ==========        ==========      ==========


                                                          July 31, 1996
                                                          ----------------
                                                      Financial          Livestock
                                                      Services           Marketing         Corporate      Total
                                                      ---------          ---------         ----------     -----


Identifiable net assets
  Cash ...................................         $         --        $        --       $    85,946    $     85,946
  Accounts receivable ....................              156,343            412,176                --         568,519
  Secured notes receivable ...............            1,103,198                 --                --       1,103,198
  Inventories ............................            2,157,360             36,672                --       2,194,032
  Prepaid expenses .......................                  550            115,460                --         116,010
  Property and equipment, net ............                   --          1,662,722                --       1,662,722
  Other assets, net ......................                   --                 --           476,801         476,801
                                                     ----------         ----------        ----------      ----------
    Total assets .........................         $  3,417,451        $ 2,227,030          $562,747    $  6,207,228
                                                     ----------         ----------        ----------      ----------

Revolving lines of credit ................         $    343,247        $        --       $        --    $    343,247
Accounts payable .........................                   --                 --           140,577         140,577
Accrued liabilities ......................                   --                 --         1,472,023       1,472,023
Long term debt, less current maturities ..                   --                 --         6,050,000       6,050,000
                                                     ----------         ----------        ----------      ----------
  Identifiable net assets (liabilities) ..         $  3,074,204        $ 2,227,030       $(7,099,853)   $ (1,798,619)
                                                     ==========         ==========        ==========      ==========

       PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS




  SUMMARY CONSOLIDATED FINANCIAL INFORMATION

                                                        Three Months Ended April 30,            Nine Months Ended July 31,
                                                        ----------------------------            --------------------------
                                                           1995               1996                1995            1996
                                                           ----               ----                ----            ----
STATEMENTS OF OPERATION DATA:
Financial Services
     Non-interest income                                     $  150,193            $71,533          $677,404       $346,897
     Net interest margin ...............................         84,541             86,394           277,803        276,694
     Direct operating costs and expenses                        328,832             72,769           829,981      1,356,176
                                                             ----------          ---------         ---------     ----------
     Operating income ..................................        (94,098)            85,158           125,226       (732,585)
Livestock marketing
     Operating revenues ................................      1,832,300          1,652,985         7,137,594      5,694,527
     Direct operating costs and expenses                      1,775,903          1,619,364         6,518,239      5,363,063
                                                             ----------          ---------         ---------     ----------
     Operating income ..................................         56,397             33,621           619,355        331,464
Corporate Costs and expenses                                    456,962            806,291         1,587,825      3,330,630
                                                             ----------          ---------         ---------     ----------
     Income (loss) .....................................       (494,663)          (687,512)         (843,244)    (3,731,751)
     Income tax expense ................................       (178,012)                --          (303,500)       438,000
                                                             ----------          ---------         ---------     ----------
     Net income (loss) .................................       (316,651)          (687,512)         (539,744)    (4,169,751)
          Dividends accrued on Preferred Stock, not yet paid     19,607             19,606            58,820         58,819
                                                             ----------          ---------         ---------     ----------
     Net income (loss) attributable to Common Stock            (336,258)          (707,118)         (598,564)    (4,228,570)
     Earnings (loss) per share attributable to Common Stock          ($0.41)            ($0.87)          ($0.73)        ($5.21)
                                                                ===========       ============       ==========   ============
     Weighted average common and common-equivalent
        shares outstanding .................................     813,777           811,777           813,777        811,777
                                                              ==========          =========          =======     ==========

OTHER DATA:
Cattle placed during period                                       12,570                 --           41,026         15,774
Cattle owned at period end                                        25,731             8,742            25,731          8,742
Animal marketing united handled                                  247,568           211,953         1,001,273        747,900
Consolidated EBITDA ........................................ $   122,737          $154,232          $915,140    $(1,689,383)



                                                             October 31,            July 31,

                                                                1995                  1996
                                                                ----                  ----
BALANCE SHEET DATA
Financial Services
   Assets                                                    $12,776,694        $3,417,451
   Liabilities                                                 8,599,459           343,247
                                                              ----------         ---------
   Net Assets                                                  4,177,235         3,074,204
Livestock marketing
   Net assets                                                  3,422,029         2,227,030
                                                              ----------         ---------
Corporate
   Cash and other assets                                       2,006,822           562,747
   Current liabilities                                         1,184,954         1,612,600
   Long term debt, less current maturities                     6,050,000         6,050,000
   Preferred stockholder's investment                          3,638,590         3,697,409
   Common stockholder's investment (deficit)                  (1,267,458)       (5,496,028)
                                                              ----------         ---------
     Net identifiable assets                                   2,371,132        (1,798,619)
   Total assets                                              $18,205,545        $6,207,228
                                                              ==========         =========

           PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENT DEVELOPMENTS

     Stockyard animal unit volumes and revenues continue to decline in direct response to the difficult markets and corresponding decline in numbers of smaller farmer/producers. Animal unit volumes were 14.4% lower than last year's third quarter. The extreme pressure on producer costs principally higher corn prices has caused severe distress for some of Company's cattle customers, resulting in actual losses to the Company.

     With the continued upheaval and uncertainty in the grain and cattle markets, management judged that it was not economically prudent for the Company to continue financing new cattle purchases in the current environment. Consequently, the Company notified its existing customers on May 1 that it was suspending its cattle finance business and the Company expects that all financing contracts will be completed by October 31st, 1996.

     During the third quarter, the Company recorded an additional $400,000 reserve reflecting a ruling by the Minnesota Court of Appeals allowing punitive damages related to a September 1995 jury award (See Part II, Item I Legal Proceedings). An appeal to the Minnesota Supreme Court has been filed, but, the outcome will not be known for several months.

     The Company is delinquent on a portion of its May-August 1996, and all of the September 1996 payments due to Canal Capital Corporation ("Canal") under the Master Ground Lease and other facilities leases relating to the stockyards. Canal has advised the Company that it intends to terminate these leases if all payments are not brought current by September 19, 1996.

     The Company is in default on payment of its quarterly interest payment due September 1, 1996, to subordinated note holders. The Company remains out of compliance with the Indenture regarding the minimum net worth covenant. The trustee for holdlers of the subordinated notes has notified the current subordinated note holders of the event of default and provided them several options for remedy.

     The Company is in discussion with the Trustee for Holders of the Subordinated Notes, with the objective of reducing its payment obligations under the Subordinated Notes agreements. The Company hopes that a restructuring of these agreements and a further restructuring of the Company's operations will allow it to return to a positive cash flow in fiscal 1997. There can be no assurance that these restructuring efforts will be successful, and if not, it is doubtful the Company can continue as a going concern. The Company will prepare a proposal for the subordinated note holders to restructure and/or forgive a portion of the Subordinated Notes. The proposal will outline recent industry trends, recent company developments, possibility of bankruptcy, and repayment proposals.

           PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Comparison of the Third Quarter of Fiscal 1995 and the Third Quarter of Fiscal 1996

Financial Services

     Non-Interest Income. During the quarter ended July 31, 1996, non-interest income, consisting of per head program fees associated with the Company's financial services, was $71,533, down 52.4% from the comparable figure of $150,193 earned in the 1995 period, primarily due to reduced placements, lower program fees and lengthened feeding periods. In the third quarter of 1996, the Company recorded no placements, compared to 12,570 placements in 1995, reflecting management's decision to cease the cattle feeding program in April 1996.

     Net Interest Margin. For the quarter ended July 31, 1996, the Company's net interest margin (defined as the sum of interest income earned on notes receivable secured by cattle financed in joint ventures and service fee income earned on cattle inventories less interest expense accrued on borrowings under the senior revolving lines of credit used to finance such assets) was $86,394. This figure represents an increase of 2.1% when compared to the net interest margin of $84,541 in the same period in 1995.

     Direct Operating Costs and Expenses. Operating costs and expenses associated with financial services operations consist of direct operating costs such as labor and benefits, marketing and operating expenses, and unit-level general and administrative costs. Direct operating costs and expenses for the segment aggregated $72,769 during the third quarter of 1996 compared to $328,832 for the same period in 1995, down 77.9%. Costs decreased primarily due to reduced salaries, lower volumes and price protection expense reflecting management's decision to discontinue the cattle feeding program.

     Operating Income. Due to the above factors, in the third quarter of 1996, the Company recognized an operating profit of $85,158 in its financial services business compared to an operating loss of $94,098 recorded in the comparable 1995 period.

           PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Livestock Marketing

     Operating Revenues. For the quarter ended July 31, 1996, the Company's livestock marketing revenues, principally yardage and commission revenues, were $1,652,985, down 9.8% from the $1,832,300 of such business recorded in the comparable 1995 period. This decrease in revenues relates primarily to a14.4% reduction in the number of animal marketing units handled from 247,568 for the third quarter of 1995 to 211,953 for the same period in 1996, principally due to lower volumes at our Sioux City and St. Joseph locations.

     Direct Operating Costs and Expenses. Operating costs and expenses in the Company's livestock marketing segment include labor and benefits, operating and maintenance expenses, depreciation, and unit-level general and administrative costs. For the third quarter of fiscal 1996, these costs and expenses totaled $1,619,364, a decrease of 8.8% from 1995's comparable period of $1,775,903, reflecting the decreased volume of business. Depreciation expense decreased 13.9% from $115,690 in third quarter 1995 to $99,600 in 1996's third quarter, primarily due to second half 1995 capital expenditures related to the South St. Paul and St. Joseph market consolidations, offset by the writedown of fixed assets at Sioux City resulting in reduced depreciation in second half 1996.

     Operating Income. Overall, as a result of the aforementioned factors, operating income from livestock marketing operations of $33,621 in the third quarter of 1996 represented a decrease of 40.4% from the $56,397 of such income recorded in the 1995 period.

Corporate

     Total Costs and Expenses. Corporate-level costs and expenses are defined to include general and administrative costs, interest expense on the Company's long-term debt, and amortization of the offering costs associated with such debt. Total costs and expenses for the third quarter of 1996 were $806,291, up 76.4% from the $456,962 of such cost recorded in the comparable period in 1995. General and administrative expenses for the third quarter of 1996 totaled $223,572, a decrease of 19.2% from the $276,602 of such costs reported in the third quarter of 1995. An additional $400,000 reserve for litigation was recorded in third quarter 1996.

     Interest expense on long-term debt totaled $143,719 in each of the third quarters of 1996 and 1995. Amortization expense was $39,000 for the third quarter of 1996 and $36,642 for the third quarter of 1995.

     Loss Before Income Taxes. Due to the factors discussed above, the pre-tax loss reported for the third quarter of 1996 was $687,512, compared to a pre-tax loss of $494,663 reported in the third quarter of 1995.

     Income Taxes. The Company recorded an income tax benefit during the third quarter of 1995 of $178,012. For the three months ended July 31, 1996, the Company did not record a tax provision, reflecting management's opinion that any deferred tax benefit is not realizable in the near future.

     Net Loss; Net Loss Attributable to Common Stock. The net loss reported for the third quarter of 1996 was $707,118, compared to a net loss of $336,258 reported in the comparable 1995 period.

     Net loss attributable to the Company's Common Stock is affected by dividends accrued on its Cumulative Redeemable Convertible Preferred Stock (the "Preferred Stock"), 1,568,500 shares of which were outstanding as of July 31, 1995 and 1996. Total dividends of $0.05 per share or $19,607 in aggregate were accrued in both the third quarters of 1995 and 1996. There are no current dividend requirements on either the Company's 1994 Series Redeemable Convertible Preferred Stock (the "1994 Preferred Stock") or its 1995 Series Redeemable Convertible Preferred Stock (the "1995 Preferred Stock").

  PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                 (CONTINUED)


Comparison of the Nine Months Ended July 31, 1995 and the Nine Months Ended July 31, 1996

Financial Services

     Non-Interest Income.   During the nine months ended July 31, 1996,
non-interest income, consisting of per head program fees associated with the Company's financial services, was $346,897, down 48.8% from $677,404 earned in the comparable 1995 period, primarily due to reduced placements, lower program fees and lengthened feeding periods. In the first three quarters of fiscal 1996, the Company recorded 15,774 placements compared to 41,026 placements in the first three quarters of fiscal 1995.

     Net Income Margin. For the nine months ended July 31, 1996, the Company's net interest margin (defined as the sum of interest income earned on notes receivable secured by cattle financed in joint ventures and service fee income earned on cattle inventories less interest expense accrued on borrowings under the senior revolving lines of credit used to finance such assets) was $276,694. This figure represents a decrease of .4% when compared to the net interest margin of $277,803 in the comparable 1995 period.

     Direct Operating Costs and Expenses. Operating costs and expenses associated with financial services operations consist of direct operating costs such as labor and benefits, marketing and operating expenses, and unit-level general and administrative costs. Direct operating costs and expenses for the segment aggregated $1,356,176 during the first three quarters of fiscal 1996 compared to $829,981 for the same period in 1995, up 63.4%. Costs increased primarily due to a second quarter provision for bad debts of $830,000.

     Operating Income. Due to the above factors, in the first three quarters of fiscal 1996, the Company recognized an operating loss of $732,585 in its financial services business compared to an operating profit of $125,226 recorded in the first three quarters of fiscal 1995.

           PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Livestock Marketing

     Operating Revenues. For the nine months ended July 31, 1996, the Company's livestock marketing revenues, principally yardage and commission revenues, were $5,694,527, down 20.2% from the $7,137,594 of such business recorded in the comparable 1995 period. This decrease in revenues relates primarily to a 25.3% reduction in the number of animal marketing units handled from 1,001,273 for the first three quarters of fiscal 1995 to 747,900 for the same period in fiscal 1996, principally due to the cessation of the Company's operating responsibilities for the South St. Paul market. On a comparable market base, volume was 13.6% below 1995 levels.

     Direct Operating Costs and Expenses. Operating costs and expenses in the Company's livestock marketing segment include labor and benefits, operating and maintenance expenses, depreciation, and unit-level general and administrative costs. For the first three quarters of fiscal 1996, these costs and expenses totaled $5,363,063, a decrease of 17.7% from 1995's comparable figure of $6,518,239, partially reflecting the decreased volume of business.
Depreciation expense increased 10.5% from $307,402 in the first three quarters of fiscal 1995 to $339,600 in the first three quarters of fiscal 1996 primarily due to second half 1995 capital expenditures related to the South St. Paul and St. Joseph market consolidations.

     Operating Income. Overall, as a result of the aforementioned factors, operating income from livestock marketing operations of $331,464 in the first three quarters of fiscal 1996 represented a decrease of 46.5% from the $619,355 of such income recorded in the comparable 1995 period.

Corporate

     Total Costs and Expenses. Corporate-level costs and expenses are defined to include general and administrative costs, interest expense on the Company's long-term debt, and amortization of the offering costs associated with such debt. Total costs and expenses for the first three quarters of fiscal 1996 were $3,330,630, up 109.8% from the $1,587,825 of such cost recorded in the comparable period in fiscal 1995. General and administrative expenses for the first three quarters of fiscal 1996 totaled $817,473, a decrease of 21.9% from the $1,046,743 of such costs reported in 1995. Interest expense on long-term debt totaled $431,157 in the first nine months of fiscal 1996 and fiscal 1995. Amortization expense was $117,000 for the first three quarters of fiscal 1996 and $109,926 for the first three quarters of fiscal 1995. Restructuring and asset writedown costs include the following:

                                                       Quarter      Year To Date
                                                       --------  -----------------
Provision for Litigation and Professional Fees         $400,000       $725,000
Writedown of Fixed Assets - Livestock Marketing               0        766,000
Restructuring and Other                                       0        474,000
                                                       --------     ----------
                                                       $400,000     $1,965,000
                                                       ========     ==========


     Loss Before Income Taxes. Due to the factors discussed above, the pre-tax loss reported for the first three quarters of fiscal 1996 was $3,731,751, compared to a pre-tax loss of $843,244 reported in the first three quarters of fiscal 1995.

     Income Taxes. The Company recorded an income tax benefit during the first three quarters of fiscal 1995 of $303,500. For the nine months ended July 31, 1996, the Company recorded a tax provision of $438,000, reflecting management's opinion that the previously recorded deferred tax benefit was no longer realizable.

     Net Loss; Net Loss Attributable to Common Stock. The net loss reported for the first three quarters of fiscal 1996 was $4,228,570, compared to a net loss of $598,564 reported in the comparable 1995 period.

     Net loss attributable to the Company's Common Stock is affected by dividends accrued on its Cumulative Redeemable Convertible Preferred Stock (the "Preferred Stock"), 1,568,500 shares of which were outstanding as of July 31, 1995 and 1996. Total annualized dividends of $0.05 per share or $58,820 in aggregate were accrued in the first three quarters of both fiscal 1995 and fiscal 1996. There are no current dividend requirements on either the Company's 1994 Series Redeemable Convertible Preferred Stock (the "1994 Preferred Stock") or its 1995 Series Redeemable Convertible Preferred Stock (the "1995 Preferred Stock").

           PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     On February 2, 1995, the Company completed the consolidation of its senior credit facilities into two lines : one for the Company and one of its subsidiary UCC. Substantially all of the current assets of the Company were pledged to secure advances under these revolving lines of credit. Advances under the facilities bear interest at variable rates ranging from prime plus 1.5%to prime plus 1.75%. On May 17, 1995, these facilities were amended to provide for a maximum amount outstanding of $14,000,000. These facilities were extended several times with the final extension to August 15, 1996, and with final payoff completed on August 9, 1996. As of October 31, 1995 and July 31, 1996, advances totaling $8,599,459 and $343,247, respectively were outstanding. Among other matters, the Company's loan agreements provided that it maintain a minimum net worth, not incur certain indebtedness, not pay dividends except under certain conditions, and not, without prior written approval, consolidate or merge with another entity. The Company was in compliance with all loan covenants or had obtained waivers of compliance as of October 31, 1995 and July 31, 1996 with respect to its revolving credit facilities, including a waiver of the net worth covenant as of July 31,1996. Due to recurring losses, significant uncertainties exist regarding the Company's ability to obtain credit facilities in the future.

     The Company's revolving credit facilities, totalling $14,000,000, of which approximately $13,650,000 was available at July 31, 1996, had an expiration date of August 15, 1996. Due to the recurring losses, significant uncertainties exist regarding the Company's ability to comply with its existing debt covenants, replace its revolving credit facilities and secure adequate financing to support future operations.

     Based on discussions with the bank providing the Company's credit facilities, management believes it is unlikely the Company will be able to renew its existing credit facilities in the near future. Even though the Company is attempting to restructure its management and revise operating plans in order to achieve successful future operations, there can be no assurances that the Company will be successful in achieving these initiatives. If the Company is not successful in meeting these initiatives, the Company may find it necessary to undertake further actions as may be appropriate to preserve its business as a going concern. Presently, none of the Company's fixed assets are pledged to secure any borrowings.

     As of October 31, 1995, assets totaled $18,205,545, of which 70.2% and 18.8% were attributable to the financial services and livestock marketing businesses, respectively. The balance of 11% was accounted for by un-allocated corporate assets. On July 31, 1996, the Company's assets aggregated $6,207,228, of which 55.1% related directly to financial services and 35.9% to livestock marketing. The remaining balance represents un-allocated corporate assets.

     As of October 31, 1995 and July 31, 1996, the Company had working capital (current assets less current liabilities) of $4,571,180 and ($3,938,142) respectively. As of October 31, 1995 and July 31, 1996, the Company's current ratio (current assets divided by current liabilities) was 1.47x and .51x, respectively. The significant change in working capital reflects the reclassification of long term debt to current.

     For the period ended October 31, 1995, the Company used $2,555,055 of cash principally to increase cattle inventories within the financial services business.

     For the period ended July 31, 1996, the Company generated $7,444,353 of cash from its operations, principally to fund the operating loss offset by collections on lower inventory and notes receivable due to the reduction of the cattle portfolio.

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

     The Company is currently in discussions with its Milwaukee stockyards landlord, Emmber Meats, Inc., and with the Milwaukee Livestock Commission Firms, with respect to prospects for the market, based on Emmber's decision to reevaluate the construction of new stockyard facilities necessary to comply with certain storm and sanitary sewage disposal requirements.


LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth, as of the dates indicated, certain balance sheet items as a percentage of total assets and the percentage increase or decrease in such items from the prior date

                                            October 31,     July 31,
                                               1995           1996       1995 vs 1996
                                            -----------     --------     ------------
                                                 %             %               %
                                            -----------     --------     ------------

   Financial services
      Assets ...............................  70.2          55.1             (73.3)
      Liabilities ..........................  47.2           5.5             (96.0)
                                             ------       -------            ------
      Net identifiable assets ..............  22.9          49.5              26.4
   Livestock marketing
      Net identifiable assets ..............  18.8          35.9             (34.9)
   Corporate
   Cash ....................................   4.9           1.4             (90.3)
     Total assets ..........................  11.0           9.1             (72.0)
   Current liabilities .....................   6.5          26.0              36.1
   Long-term debt, less current maturities    33.2          97.5               --
   Preferred stock .........................  20.0          59.6               1.6
   Common stockholders' investment (deficit)  (7.0)        (88.5)           (336.3)
   Net identifiable assets .................  13.0         (29.0)             N/M






See "Recent Developments" for a discussion concerning the Company's liquidity portion and capital resources.

                      PART II, ITEM 1. LEGAL PROCEEDING


     Phillip L. Kunkel, Trustee v. United Market Services Company d/b/a North Central Associates, Case No. 4-95-274 (Bankr. D. Minn.). See Part II, Item 1 of the Company's form 10-QSB Quarterly Report for the quarterly period ended April 30, 1996.

     Orville Molenaar v. United Cattle Company v. Michael J. Frank, Case No. C2-94-10225 (Minn. D. Ct.). Orville Molenaar has sued UCC in state court for conversion of cattle he alleges to own. This action relates to cattle Mr. Molenaar allegedly placed with Michael J. Frank. Mr. Molenaar claims that cattle he owned were part of the cattle UCC recovered from Mr. Frank pursuant to the certain replevin orders dated October 11, 1994. UCC filed a third party complaint against Mr. Frank in this action. On September 14, 1995, a jury determined that UCC committed conversion and was liable for $59,375 in compensatory damages and $400,000 in punitive damages. October 19, 1995, the punitive damages were vacated by the court and the compensatory claim was upheld. On December 20, 1995, UCC was granted summary judgment in its third party action against Mr. Frank for indemnification, and UCC was awarded $59,375 in damages plus $9,000 for attorneys fees. On January 4, 1996, Mr. Molenaar filed an appeal with the Minnesota Court of Appeals seeking to overturn the vacating of the punitive damages, and UCC filed a cross-appeal with respect to the compensatory damage award. In an order dated July 30, 1996, the Court of Appeals reversed the trial court's decision to vacate the punitive damages award and denied UCC's cross-appeal. On August 28, 1996, UCC filed a petition with the Minnesota Supreme Court for discretionary review of the July 30 order. If the petition is granted, a ruling on the merits from the Minnesota Supreme Court may take up to one additional year. If the petition is denied, the order of the Court of Appeals will become final.


               PART II, ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

10.2 (f) Fifth Addendum to Amended Loan Agreement dated February 2, 1995, by and between Company and Norwest Agricultural Credit, Inc.

10.2 (g) Sixth Addendum to Amended Loan Agreement dated February 2, 1995, by and between Company and Norwest Agricultural Credit, Inc.


(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended July 31, 1996.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        UNITED MARKET SERVICES COMPANY


Dated:  September 13,1996                 By: /s/ Dean Bachelor
        -----------------                    ---------------------------------
                                             Dean Bachelor
                                             Chief Executive Officer
                                             (Principal Executive Officer)




Dated:  September 13, 1996                By: /s/ H. M. Blair
        ------------------                   ---------------------------------
                                              H. M. Blair
                                              Controller and Assistant Treasurer
                                              (Principal Financial Officer)

                        UNITED MARKET SERVICES COMPANY
QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996


                    PART II, ITEM 6(a) - INDEX TO EXHIBITS


Exhibit
Number    Description                                              Page
- --------  ----------------------------------------------           ----

10.2 (f)  Fifth Addendum to Amended Loan Agreement dated           20
          February 2, 1995, by and between Company and Norwest Agricultural Credit, Inc.

10.2 (g)  Sixth Addendum to Amended Loan Agreement dated           22
          February 2, 1995, by and between Company and Norwest Agricultural Credit, Inc.