Form 10KSB
period 1996-10-31
UNITED MARKET SERVICES CO
filed 1997-01-30
CIK 919861

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934

For the fiscal year ended: OCTOBER 31, 1996    Commission file number: 33-75432C
                          -----------------                           ----------

                         UNITED MARKET SERVICES COMPANY
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            DELAWARE                                   41-1642910
--------------------------------------    --------------------------------------
   (State or other jurisdiction of        (IRS Employer Identification Number)
   incorporation or organization)

            14500 BURNHAVEN DR-STE 141 BURNSVILLE, MINNESOTA  55337
                    (Address of principal executive offices)

                                  612/435-7788
                          --------------------------
                          (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE
                                    -------
         Securities registered under Section 12(g) of the Exchange Act:
                                      NONE
                                    -------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                               YES   X   NO
                                  ------    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:
                                       X
                                      ----
            State issuer's revenues for its most recent fiscal year:
                                   $7,247,399
                                   ----------
 State the aggregate market value of the voting stock held by non-affiliates of the registrant as of January 13, 1997:
                                      NONE
                                      ----
  The number of shares outstanding of each of the issuer's classes of capital stock as of
                             January 13, 1997 was:
              4,717,608 SHARES OF COMMON STOCK ($0.001 PAR VALUE)
             ----------------------------------------------------
                    DOCUMENTS INCORPORATED BY REFERENCE:Non
             Transitional Small Business Issuer Disclosure Format:
                               YES       NO   X
                                   -----    -----

                              TABLE OF CONTENTS

PART I, ITEM 1. DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
    General   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
    Industry Overview   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
    Livestock Marketing   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
    Employees   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
    Competition   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
    Regulation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
    Discontinued Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

PART I, ITEM 2. DESCRIPTION OF PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

PART I, ITEM 3. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

PART I, ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

PART II, ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . . . .   8

PART II, ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  . . . . . . . . . . . . . . . . . . . . . . . .   9
    Summary Consolidated Financial Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
    Operating Results for the Years ended October 31, 1995 and 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
    Operating Results for the Years ended October 31, 1994 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
    Seasonality   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
    Liquidity and Capital Resources   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

PART II, ITEM 7. FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
    Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
    Consolidated Balance Sheets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
    Consolidated Statements of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
    Consolidated Statements of Stockholders' Deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
    Consolidated Statements of Cash Flows   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

PART II, ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . . 24

PART III, ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS  . . . . . . . . . . . . . . . . . . . . . . 25

PART III, ITEM 10. EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26
    Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26
    Compensation Plans   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27
    Employment Agreements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

PART III, ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  . . . . . . . . . . . . . . . . . . . . . 29

PART III, ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

PART III, ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 36

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
   PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS  . . . . . . . . . . . . . . . . . . . . . . . . . 37

                    PART I, ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

    United Market Services Company ("United" or the "Company") is a livestock marketing company headquartered in Minnesota. The Company owns and operates five public livestock markets ("stockyards") located in Sioux Falls, South
Dakota: Sioux City, Iowa: Omaha, Nebraska: St. Joseph, Missouri; and Milwaukee, Wisconsin. The Company's stockyards include four of the eight such markets that provide price and volume information for the daily report published by the Agricultural Marketing Service of the U.S. Department of Agriculture (the "USDA"). The Company was formed in 1989.

    The five stockyards operated by the Company provide the services and facilities required to operate an independent market for sale of livestock. In addition, the stockyards sell feed and bedding and provide other services, including truck washing and purebred sales for producer organizations. Stockyard services and facilities include veterinary facilities, auction arenas, auctioneers, weighmasters, and scales, feed and bedding and personnel to safeguard livestock. The livestock handled by the stockyards include cattle, hogs, and to a lesser degree, sheep. The Company receives yardage fees for each head of livestock handled through its facilities. These fees vary depending upon the type of animal, the extent of services provided by the stockyard and local competition. Yardage revenues are not directly dependent upon market prices, but rather are dependent upon the volume of livestock handled.

    Due to, in part, unfavorable market conditions in the cattle industry, the Company is currently experiencing severe financial strain. The Company retained the services of Business Consultants, Inc. to serve as the Company's Chief Executive Officer and to assist the Company through the current financial difficulties. The Company has begun exiting its cattle financing business and has reduced overhead expenses by reducing personnel. In addition, the Company defaulted on the interest payment due to its Noteholders on September 1, 1996, and December 1, 1996 and is in default of the Net Worth Covenant under the Indenture.

    The Company's current financial situation raises substantial doubt about the Company's ability to continue as a going concern. For the fiscal year ended October 31, 1996, the Company experienced losses of approximately $4.9 million. Subsequent to October 31, 1996, the Company made a settlement and exchange offer to the bondholders to accept $331 in cash and the option to receive 717 shares of the Company's common stock for each $1,000 outstanding note. As of January 15, 1997, over 97% of the bondholders have accepted the offer. See Management's Discussion and Analysis or Plan of Operation - Operating Results for the Years ended October 31, 1995 and 1996 - Subsequent Events.

    Stockyard livestock volume is dependent upon the general conditions affecting livestock production and upon commission companies which operate at, but are independent of, the stockyards. The Company seeks to offset the adverse effect of the decline in the stockyard usage for marketing slaughter livestock by providing additional stockyard services. The Company promotes its stockyard business through public relations efforts, advertising and personal solicitation of producers. In addition, the Company provides incentives to commission companies and operates its own commission companies.

    The Company previously provided cattle financing to its customers. The Company's financing customers have primarily been the smaller farmers - the ones who have been unable, due to their smaller volume, to obtain financing from traditional sources. High corn prices and low cattle prices have forced some of the Company's customers to declare bankruptcy or to go out of business. Consequently, the Company has determined that this is not an opportune time to be engaged in the cattle financing business and has sought to reduce its exposure by discontinuing the cattle financing business. This also provides an opportunity for the Company to reduce its corporate overhead expenses. The Company is now in the process of exiting its cattle financing operations and closing its cattle financing contracts. The Company has already terminated the majority of such contracts and expects to discontinue its cattle financing operations completely by February 15, 1997.

INDUSTRY OVERVIEW

    The livestock marketing business has many participants, with operations ranging from local auction barns and small livestock dealers that specialize in a particular species or breed to large full-line livestock dealers and
centralized public stockyards.   Stockyards charge a yardage fee on all
livestock using the facility. Actual marketing transactions at a stockyard are managed for livestock producers by independent commission companies to which livestock are consigned. These firms receive commissions from the seller upon settlement of a transaction and the stockyard is paid the day after the sale.

    The advent of modern communications technologies, however, has made it possible for many marketing transactions to occur away from the stockyards. Today, many animals are bought and sold by telephone, video auction or over computer networks, minimizing the need for costly transportation to a central facility prior to sale. As a result, stockyards continue to function as centers of trade but are no longer the primary method of livestock exchange and many farmers are reevaluating their reasons for doing business with a stockyard. The current trend is for larger farmers and feedlots to market their cattle directly to the packing houses, rather than taking their cattle to a stockyard. Smaller farmers who are unable to go directly to the packing houses due to their small volume, have continued to use stockyards.

    External market forces have forced many smaller farmers out of business and many larger producers to improve operating efficiencies. At times more than $5.00 per bushel, the price of corn rose to an all-time high last summer. At the same time, cattle prices have been depressed due to a record supply in all kinds of meat products. In addition, the U.S. government has discontinued certain farm support programs which existed in the past. Although there are indications in the market that unfavorable price trends have slowly started to recover, much of the damage has been done.

LIVESTOCK MARKETING

    The Company operates five of the 14 major stockyards in the United States, including four of the eight providing price and volume information for the daily report published by the USDA's Agricultural Marketing Service. The Company's public livestock markets are located in Sioux Falls, Sioux City, Omaha, St. Joseph, and Milwaukee.

    The livestock handled by the Company's stockyards include cattle, hogs, and sheep. The Company's stockyards provide all services and facilities required to operate an independent market for the sale of livestock, including veterinary facilities, auction arenas, auctioneers, weighmasters and scales, feed and bedding, and security personnel. In addition, the stockyards provide other services including truck washing and purebred sales for producer organizations. The Company promotes its stockyard business through public relations efforts, advertising, and personal solicitation of producers.

    Some marketing transactions at a stockyard are managed for livestock producers by independent commission companies to which livestock are consigned for sale. These firms receive commissions from the seller upon settlement of a transaction and the stockyard receives a yardage fee on all livestock using the facility which is paid the day after the sale. As of January 22, 1997, 34 commission companies, including three owned by the Company, operated at the Company's stockyards. Yardage fees vary depending upon the type of animal, the extent of services provided by the stockyard, and local competition. Yardage revenues are not directly dependent upon market prices, but rather are a function of the volume of livestock handled. In general, stockyard livestock volume is dependent upon conditions affecting livestock production and upon the commission companies which operate at the stockyards.

    The following table summarizes the volume of livestock handled by, and the revenues of, the Company's livestock marketing operations for the periods indicated.


                                                                                 Years ended October 31,
                                                                   -------------------------------------------------
                                                                         1994             1995             1996
                                                                   ---------------- ---------------- ----------------
    HEAD OF LIVESTOCK HANDLED:
      Bulls   . . . . . . . . . . . . . . . . . . . . . . . . . .          13,851           11,180            8,441
      Cattle  . . . . . . . . . . . . . . . . . . . . . . . . . .         914,288          728,344          575,645
      Calves  . . . . . . . . . . . . . . . . . . . . . . . . . .          48,198           37,260           32,368
      Hogs  . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,058,485        1,613,318        1,088,919
      Feeder pigs   . . . . . . . . . . . . . . . . . . . . . . .         336,166          246,546          164,055
      Sheep and lambs   . . . . . . . . . . . . . . . . . . . . .         195,610           99,100           96,345
                                                                          -------           ------           ------
        Total   . . . . . . . . . . . . . . . . . . . . . . . . .       3,566,598        2,735,748        1,965,773
                                                                        =========        =========        =========
    LIVESTOCK MARKETING REVENUES:
      Yardage fees:
        Bulls   . . . . . . . . . . . . . . . . . . . . . . . . .        $162,682         $140,541          $97,011
        Cattle  . . . . . . . . . . . . . . . . . . . . . . . . .       4,446,267        3,644,989        2,902,047
        Calves  . . . . . . . . . . . . . . . . . . . . . . . . .         170,772          135,000          110,375
        Hogs  . . . . . . . . . . . . . . . . . . . . . . . . . .       3,021,794        2,545,493        1,810,453
        Feeder pigs   . . . . . . . . . . . . . . . . . . . . . .         330,384          252,385          177,453
        Sheep and lambs   . . . . . . . . . . . . . . . . . . . .         234,350          150,674          155,052
                                                                        ---------        ---------       ----------
          Subtotal  . . . . . . . . . . . . . . . . . . . . . . .       8,366,249        6,869,082        5,052,391
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . .       2,254,466        2,106,289        2,195,008
                                                                        ---------        ---------        ---------
            Total   . . . . . . . . . . . . . . . . . . . . . . .     $10,620,715       $8,975,371       $7,247,399
                                                                      ===========       ==========       ==========
    OTHER DATA:
      Animal marketing units handled (1)  . . . . . . . . . . . .       1,599,803        1,247,873          937,600
      Average yardage fee per animal marketing unit   . . . . . .           $5.22            $5.23            $5.50

---------------
(1) The Company defines an "animal marketing unit" to be equal to one bull, cow, steer, or heifer, two calves, four hogs or feeder pigs, or four sheep or lambs.



EMPLOYEES

    As of January 22, 1997, the Company had a total of 98 full-time and 37 part-time employees. Of its total work-force, one person serves as senior management and five serve as stockyard general managers. A total of 133 persons provide livestock marketing services, with 98 serving as hourly stockyard employees, 13 functioning as supervisors, six serving as order buyers, and 16 acting as clerical support staff. The Company does not expect to add any additional livestock marketing personnel in 1997.

    Certain of the Company's hourly stockyard employees are covered by collective bargaining agreements with the United Food and Commercial Workers Union. These agreements expired or will expire as follows: May 1995 (Sioux Falls stockyards), October 1996 (Milwaukee stockyards), June 1997 (St. Joseph stockyards), September 1997 (Sioux City stockyards), and August 1998 (Omaha stockyards). The Company believes its labor relations are satisfactory and the Company has experienced no work stoppages to date.

COMPETITION

    Stockyards continue to function as centers of trade but are no longer the primary method of livestock exchange and many farmers are reevaluating their reasons for doing business with a stockyard. The current trend is for larger farmers and feedlots to market their cattle directly to the packing houses, rather than taking their cattle to a stockyard. Smaller farmers who are unable to go directly to the packing houses due to their small volume, have continued to use stockyards.

REGULATION

    The Company's livestock marketing services are regulated under the Packers and Stockyards Act of 1921 (the "Stockyards Act"). Pursuant to the Stockyards Act, the USDA has broad authority to prescribe trade practices in the marketing of livestock. The Company's stockyards are also subject to a variety of environmental regulations, including principally those related to water quality. All stockyards operated by the Company are believed to be in compliance with applicable federal requirements. Each of the Company's stockyards is also subject to regulation in varying degrees by state and local livestock and environmental authorities.

In April 1993, the Milwaukee Livestock Market received a notice of non compliance ("NON") from the Wisconsin Department of Natural Resources ("WDNR"). The NON required that the livestock market submit a waste management plan. During 1996, the Company conducted additional drilling to determine the depth and scope of the contaminated plume. The Company has continued to work with the WDNR to finalize a mediation plan that is acceptable to the WDNR. The final mediation plan is being reviewed by the WDNR and it is expected that the Company will be investing approximately $200,000 during 1997 to complete cleanup of the property. The Company is currently seeking a $200,000 note with a financial institution that works with the WDNR, wherein the WDNR would reimburse the financial institution in full (with the exception of the $7,500 deductible payment by the Company) following the completion of mediation. It is expected that the remediation plan will be executed and completed in its entirety by the end of 1997.

DISCONTINUED OPERATIONS

    Brokerage and Livestock Trading. On October 31, 1994, the Company announced the discontinuance of its cash cattle and livestock futures brokerage businesses and the transfer of such businesses to James Potts, a former executive officer of, and consultant to, the Company. North Central Associates ("North Central") was a division of the Company that bought and sold feeder cattle for ranchers and feedlot operators as a broker or dealer. United Commodities Company, a subsidiary of the Company doing business as Great Plains Commodities ("Great Plains"), provided commodities futures brokerage services as an introducing broker concentrating on livestock futures contracts. United Commodities Company was formally dissolved on August 7, 1995.

    Cattle Financing. The Company previously provided cattle financing to its customers. The Company has determined that it is not an opportune time to be engaged in the cattle financing business and has sought to reduce its exposure by discontinuing its cattle financing business. The Company is now in the process of exiting its cattle financing operations and closing its financing contracts. The Company has already terminated the majority of such contracts and expects to discontinue its cattle financing operations completely by February 15, 1997.

                   PART I, ITEM 2. DESCRIPTION OF PROPERTIES

    The Company leases land and owns facilities at all of its stockyards except Omaha, where it leases land and facilities. Stockyard facilities are similar and consist of developed land, paved cattle pens and alleys, auction facilities, truck loading docks and chutes, hog and sheep barns, water wells, water and sewer systems, vaccinating facilities, office buildings, and other related facilities. The Company also leases office space adjacent to each of its stockyards, except in South St. Paul and leases its headquarters in Burnsville. The Company believes that all facilities are in good condition for their intended use, are adequately insured, and are sufficient to meet its needs for the foreseeable future.

    Except for its Milwaukee location, the Company leases the land and facilities described above pursuant to a Master Ground Lease which calls for fixed monthly rents plus an additional annual charge based on the Company's revenues and net cash flow from stockyard operations. The initial term of the Master Ground Lease expires in October 1999, with the exception of that portion related to Omaha. The Milwaukee land lease expired in October 1994 and while negotiations are proceeding, the Company is paying a monthly rent of $4,479.

    The following table sets forth certain information with respect to the Company's stockyards properties as of and for the fiscal year ended October 31, 1996.

                                          Net book
                             Acres    value of capital
Stockyard                   leased      improvements      Total rent              Lease expiration and renewal
----------------------      ------    ----------------  --------------      ------------------------------------------------
South St. Paul (1)            30             $541,841         $360,852          October 1999 with 10 year renewal option
Sioux Falls                   31              491,388          281,070          October 1999 with 10 year renewal option
Sioux City                    24                  -0-          146,790          October 1999 with 10 year renewal option
St. Joseph                    38              130,061          134,280          October 1999 with 10 year renewal option
Omaha                         25                  736           24,000             May 1997 with monthly renewal option
Milwaukee                     13                6,768           53,752        Various months in 1997 with 60 days notice
                             ---           ----------       ----------
  Total                      161           $1,170,794       $1,000,744
                             ===           ==========       ==========

---------------
(1) Subject to lease and sub-lease effective May 1, 1995.

    The Company's lease for its Burnsville headquarters space of approximately 700 square feet expires in October 1999. The Company also leases office space adjacent to the stockyards in Milwaukee (2,600 square feet expiring with 60 days notice), Omaha (3,078 square feet expired in September 1995), Sioux City (3,640 square feet expiring in October 1997), and St. Joseph (2,854 square feet expiring in October 1997). Rents paid under all such leases totaled $32,830 in fiscal 1996, which did not include the Burnsville location.

    As of October 31, 1996, the present value of the Company's future stockyard and office lease payments was $2,443,602 discounted at 8%. The Company also operates from office facilities it owns in Sioux Falls (1,250 square feet).

    The Company completed construction of the new hog marketing facility at the South St. Paul location on July 31, 1995 at a net cost of $336,256. Financing was provided internally and by the owner of the land underlying the facility. Together with anticipated expenditures in connection with a renovation of the sewer system under the market, the Company expects that its share of this consolidation project will cost approximately $450,000.

    The Company is currently having discussions with Emmber, its landlord at its Milwaukee location, with respect to construction and operation of a new facility which Emmber plans to construct in place of the existing yard facilities.

                       PART I, ITEM 3. LEGAL PROCEEDINGS

    During the fiscal year ended October 31, 1996, the Company was a party to the legal proceedings described below.

    Phillip L. Kunkel, Trustee v. United Market Services Company d/b/a North Central Associates, Case No. 4-95-274 (Bankr. D. Minn.). On September 13, 1995, the Trustee in the Chapter 11 bankruptcy proceeding of John D. and Dorothy M. Morken brought an adversary complaint against the Company seeking to void the transfer to the Company of approximately 850 cattle involved in the Chapter 7 bankruptcy proceedings of Spring Grove Livestock Exchange (the "Spring Grove Bankruptcy") as well as a judgment for the value thereof. The Trustee amended the complaint to join as a defendant the trustee in the Spring Grove Bankruptcy, which answered and asserted a cross-claim against the Company. A settlement on this matter was finalized on September 12, 1996, and the complaint and cross-claim were voluntarily dismissed.

    Orville Molenaar v. United Cattle Company v. Michael J. Frank, Case No. C2-94-10225 (Minn. D. Ct.). Mr. Molenaar sued UCC in state court for conversion of cattle he alleged to own. This action relates to cattle Mr. Molenaar allegedly placed with Mr. Frank. Mr. Molenaar claims that cattle he owned were part of the cattle UCC recovered from Mr. Frank pursuant to the October 11, 1994 replevin orders. UCC filed a third party complaint against Mr. Frank in this action. On September 14, 1995, a jury determined that UCC committed conversion and was liable for $59,375 in compensatory damages and $400,000 in punitive damages. On October 19, 1995, the punitive damages award was vacated by the court and the compensatory claim was upheld. On December 20, 1995, UCC was granted summary judgment in its third party action against Mr. Frank for indemnification, and UCC was awarded $59,375 in damages plus $9,000 for attorneys fees. Mr. Molenaar filed an appeal with the Minnesota Court of Appeals seeking to overturn the vacating of the punitive damages, and UCC filed a cross-appeal with respect to the compensatory damage award. In an order dated July 30, 1996, the Court of Appeals reversed the trial court's decision to vacate the punitive damages award and denied UCC's cross-appeal. The Court of Appeals remanded the matter to the district court to determine whether the amount of the jury's punitive damages award was excessive. On January 15, 1997, the district court held a hearing on that issue, at which time UCC asked the court to reduce the award to a nominal amount based on UCC's financial situation. A decision is expected by April 15, 1997.

      PART I, ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended October 31, 1996.

   PART II, ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is not publicly traded. The Company has only one class of common stock, of which there were 89 shareholders of record as of January 13, 1997.

    The Company has never paid any cash dividends on its common stock and does not anticipate making any such distributions in the foreseeable future. The Company intends to retain future earnings to fund development and growth of its business. In addition, the Company's previous bank lines of credit limited and the Indenture governing its remaining subordinated notes limits the Company's ability to pay dividends on its common stock.

   PART II, ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SUMMARY CONSOLIDATED FINANCIAL INFORMATION


                                                                                   Years ended October 31,
                                                                     ----------------------------------------------
                                                                          1994             1995             1996
                                                                      ------------     ------------      -----------
    STATEMENT OF OPERATIONS DATA:
    Livestock marketing
      Operating revenues  . . . . . . . . . . . . . . . . . . . .       10,620,715        8,975,367        7,247,399
      Direct operating costs and expenses   . . . . . . . . . . .        9,567,223        8,344,294        8,174,579
                                                                        ----------      -----------      -----------
      Operating income (loss)   . . . . . . . . . . . . . . . . .        1,053,492          631,073         (927,180)
    Corporate Costs and expenses  . . . . . . . . . . . . . . . .        1,472,359        2,317,082        3,058,282
      Loss from continuing operations
       before income taxes  . . . . . . . . . . . . . . . . . . .         (418,867)      (1,686,010)      (3,985,462)
      Income tax benefit(expense)   . . . . . . . . . . . . . . .           36,315          550,000         (438,000)
                                                                        ----------      -----------      -----------
      Net loss from continuing operations   . . . . . . . . . . .         (382,552)      (1,136,010)      (4,423,462)
      Net income (loss) from discontinued operations  . . . . . .         (250,844)          37,307         (487,958)
                                                                        ----------      -----------      -----------
      Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .         (633,396)      (1,098,703)      (4,911,420)
        Dividends accrued on Preferred Stock, not paid  . . . . .           78,425           78,425           78,425
                                                                        ----------      -----------      -----------
      Net loss attributable to Common Stock   . . . . . . . . . .        ($711,821)     ($1,177,128)     ($4,989,845)
                                                                        ==========      ===========      ===========
      Net Loss per share attributable to Common Stock   . . . . .           ($0.88)          ($1.45)          ($6.15)
                                                                        ==========      ===========      ===========
      Weighted average common shares outstanding  . . . . . . . .          811,777          811,777          811,777
                                                                        ==========      ===========      ===========

    OTHER DATA:
    Animal marketing units handled  . . . . . . . . . . . . . . .        1,599,803        1,247,873          937,600


                                                                                               October 31,
                                                                                     ------------------------------
                                                                                         1995               1996
                                                                                     -------------      ------------
    BALANCE SHEET DATA:
    Livestock marketing
      Net assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $3,422,028       $1,784,699
    Corporate
      Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        887,976        2,448,188
      Current liabilities (including current portion of long-term debt)   . . . . .      1,184,954        7,422,939
      Long-term liability, less current maturities  . . . . . . . . . . . . . . . .      6,050,000          280,567
      Preferred stockholders' investment  . . . . . . . . . . . . . . . . . . . . .      3,638,590             --
      Common stockholders' deficit  . . . . . . . . . . . . . . . . . . . . . . . .     (1,267,458)      (2,540,288)
        Net identifiable assets (liabilities)   . . . . . . . . . . . . . . . . . .      2,371,132       (2,540,288)
      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9,606,086        5,163,218



OPERATING RESULTS FOR THE YEARS ENDED OCTOBER 31, 1995 AND 1996

    The net losses incurred over the last three fiscal years, current year losses of $4.9 million, the negative net worth position of the Company at the end of fiscal 1996, and the Company's non-compliance with its debt covenants have created significant uncertainties as to the ability of the Company to continue as going concern and to finance future operations or to secure adequate financing to support its future operations. The accompanying financial statements assume that the Company will continue as a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern. See Liquidity and Capital Resources for further discussion.

    The Company retained the services of Business Consultants, Inc. to serve as the Company's Chief Executive Officer and to assist the Company through the current financial difficulties. The Company has begun exiting its cattle financing business and has continuously reduced overhead expenses by reducing personnel.

  PART II, ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                  (CONTINUED)

OPERATING RESULTS FOR THE YEARS ENDED OCTOBER 31, 1995 AND 1996 (CONTINUED)

Subsequent Events

    During the fourth quarter of fiscal 1996, the Company informed the subordinated noteholders that it would not make its quarterly interest payment due September 1, 1996 and subsequently did not pay the quarterly interest payment due on December 1, 1996. The Company has provided the bondholders disclosures explaining the difficult financial position of the Company. On November 14, 1996, the Company made a settlement and exchange offer to the bondholders to accept $331 in cash and the option to receive 717 shares of the Company's common stock in exchange for each $1,000 outstanding note and the forgiveness of all unpaid interest on the debt. The offer was to expire December 20, 1996 and was extended to January 15, 1997. As of January 15, 1997 over 97% of the bondholders have accepted the offer, and of these, approximately 86% have accepted the option to receive an equity interest in the Company.

    As a result of this restructuring, the Company has paid to date $1,949,000 in cash, wrote off $404,000 of unamortized deferred financing costs, $240,000 of accrued interest expense and $5,887,000 of its long-term debt. The Company also issued to date 3,640,926 shares of common stock, valued at $0.20 per share and recognized an extraordinary gain on extinguishment of debt of $3,022,000. The Company has extended the above offer to the remaining 3% of the bondholders until February 28, 1997, under the same terms and conditions as the original offer.

    Prior to commencement of the settlement and exchange offer, all holders of the Company's preferred stock converted their preferred stock into shares of the Company's common stock.

Livestock Marketing

    Operating Revenues. For 1996, the Company's livestock marketing revenues, principally yardage and commission revenues, were $7,247,399, down 19.3% from the $8,975,367 of revenues earned in 1995. This decrease in revenues relates primarily to a 24.9% reduction in the number of animal marketing units handled from 1,247,873 for 1995 to 937,600 for 1996 at the Company's stockyards.

    Direct Operating Costs and Expenses. Operating costs and expenses in the Company's livestock marketing segment include labor and benefits, operating and maintenance expenses, depreciation, and unit-level general and administrative costs. For 1996, these costs and expenses totaled $8,174,579, a decrease of 2.0% from 1995's comparable figure of $8,344,294, reflecting the decreased volume of business. Depreciation and impairment expense increased 258.9% from $443,914 in 1995 to $1,593,088 in 1996, primarily due to additional writedown of assets at the Milwaukee, Sioux City, and St. Joseph locations, reflecting reduced estimates of future cash flows from the use of such assets.

    Operating Income (Loss). Overall, as a result of the aforementioned factors, operating loss from livestock marketing operations of $927,180 in 1996 represented a significant decrease from the $631,073 of operating income in 1995.

Corporate

    Costs and Expenses. Corporate-level costs and expenses include general and administrative costs, interest expense on the Company's long- term debt, and amortization of the offering costs associated with such debt. During 1996, $625,000 (compared to $191,829 in 1995), consisting of an account receivable and litigation costs associated with the Morken Bankruptcy and Molenaar action, was charged to general and administrative expense as delays in the resolution of these cases caused management to doubt the favorable outcome of these matters. Additional expenses of $188,563 relating to restructuring expenses and $350,000 for post-retirement employee benefits was recorded in 1996. See "Part I, Item 1. Description of Business - Discontinued Operations" and "Part I, Item 3. Legal Proceedings".

  PART II, ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                  (CONTINUED)

OPERATING RESULTS FOR THE YEARS ENDED OCTOBER 31, 1995 AND 1996 (CONTINUED)

    Corporate costs and expenses totaled $3,058,282 in 1996, up 32% from $2,317,082 in 1995. Of such total, general and administrative expenses for 1996 accounted for $2,321,792, an increase of 46.8% over the $1,581,931 of such items reported in 1995. Corporate interest expense totaled $574,875 in 1996, and 1995. Amortization expense for 1996 also increased to $161,615 from $160,276.

    Loss from Continuing Operations Before Income Taxes. Due to the on-going decline in stockyard volume, the pre-tax loss reported for 1996 from continuing operations was $3,985,462 compared to a pre-tax loss from continuing operations of $1,686,010 reported in 1995.

    Income (Loss) from Discontinued Operations. The Company incurred net losses of $487,958 in 1996 relating to cattle financing compared to 1995 income of $37,307. The Company previously provided cattle financing to its customers. The Company's financing customers have primarily been the smaller farmers - the ones who have been unable, due to their smaller volume, to obtain financing from traditional sources. High corn prices and low cattle prices have forced some of the Company's customers to declare bankruptcy or go out of business. Consequently, the Company has determined that this is not an opportune time to be engaged in the cattle financing business and has sought to reduce its exposure by discontinuing the cattle financing business. This also provides an opportunity for the Company to reduce its corporate overhead expenses. The Company is now in the process of exiting its cattle financing operations and is closing its cattle financing contracts. The Company has already terminated the majority of such contracts and expects to discontinue its cattle financing operations completely by February 15, 1997.

    Income Taxes. The Company recorded an income tax expense during 1996 of $438,000 compared to an income tax benefit of $550,000 for 1995. During 1996, the Company recorded a valuation allowance due to the uncertainty regarding the ability to realize certain tax benefits.

    Net Loss Attributable to Common Stock. The net loss reported for 1996 was $4,911,420, compared to a net loss of $1,098,703 reported in 1995. Net loss attributable to the Company's Common Stock is affected by dividends accrued on its Preferred Stock. The Company's 1994 and 1995 Preferred Stock has no current dividend requirement. Total dividends of $0.05 per share or $78,425 in aggregate were accrued on the Preferred Stock in both 1996 and 1995. For 1996, the net loss attributable to the Company's Common Stock from both continuing and discontinued operations was $4,989,845 compared to $1,177,128 in 1995. See "Subsequent Events."

OPERATING RESULTS FOR THE YEARS ENDED OCTOBER 31, 1994 AND 1995

    In general, the Company's operating results were less than anticipated in 1995 for several reasons. Cattle market conditions and high feed costs during the year, particularly during the Company's third and fourth quarters, were the most difficult in the last 20 years. These factors, coupled with the events described below and additional operating expenditures incurred to increase capacity in the discontinued financial service business, caused a sharp decrease in earnings.

    In 1994, the Company incurred significant losses in its discontinued cattle brokerage and financial services business with its largest customers. In June 1994, John D. and Dorothy M. Morken, and their business, Spring Grove Livestock Exchange, each filed for bankruptcy protection and the Company filed claims totaling $344,608 in connection with such event. Collectively, these parties were the largest customers of the Company's cash cattle brokerage business and livestock futures brokerage business. See Part I, Item 3. Legal Proceedings.

    Separately, in October 1994, the Company discovered that one of its financial services customers, Mr. Michael J. Frank of Pillager. Minnesota, had wrongfully and unlawfully sold certain of the Company's cattle in his possession to a third party. On October 11, 1994, the Company obtained a replevin order from the Minnesota district court and on October 12 and 13, 1994, the Company collected 746 of its 1,362 cattle in Mr. Frank's possession. See Part I. Item 3, Legal Proceedings.

    The Company did not incur significant cattle financing losses in 1995.

  PART II, ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                  (CONTINUED)

OPERATING RESULTS FOR THE YEARS ENDED OCTOBER 31, 1994 AND 1995 (CONTINUED)

Livestock Marketing

    Operating Revenues. For 1995, the Company's livestock marketing revenues were $8,975,367, down 15.5% from the $10,620,715 of such business recorded in 1994. This decrease related primarily to a 22% reduction in the number of animal marketing units handled from 1,599,803 for 1994 to 1,247,873 during 1995. During 1995, the volume of animal marketing units handled was adversely affected by volatile market conditions. While stockyards revenues are not directly dependent upon market prices, when such prices are changing rapidly, market participants tend to defer engaging in transactions in the hope of near-term price movements favorable to their interests.

    Direct Operating Costs and Expenses. During 1995, operating costs and expenses associated with the livestock marketing business totaled $8,344,298 down 12.8% from $9,567,223 in 1994. Depreciation of $443,914 was recorded, up 16.8% from 1994's level of $380,024, principally due to the completion of the hog facility in South St. Paul.

    Operating Income. Overall, the Company earned livestock marketing operating income in 1995 of $631,073 (7% of revenues), down 40.1% when compared to 1994's operating income of $1,053,492 (9.9% of revenues).

Corporate

    Total Costs and Expenses. General and administrative expenses for 1995 totaled $2,317,082, an increase of 57.4% over the $1,472,359 of such costs reported in 1994. Interest expense on long-term debt totaled $574,875 in 1995, up 70.9% from $336,297 for 1994. Amortization expense for 1995 increased to $160,276 from $102,592 in 1994 or by 56.2%.

    Loss from Continuing Operations Before Income Taxes. Due to the decline in operating income brought about by the market circumstances and events of 1995, the pre-tax loss reported for 1995 from continuing operations was $1,686,010 compared to pre-tax loss from continuing operations of $418,867 reported in 1994.

    Income Taxes. The Company recorded an income tax benefit from continuing operations during 1994 of $36,315 based on its pre-tax loss for the period of $418,867. In 1995, the Company recorded an income tax benefit of $550,000.

    Income (Loss) from Discontinued Operations. Income from Financial Services in 1995 was $37,307, compared to income of $75,865 in 1994 offset by the discontinued cattle brokerage loss of $326,709.

    Net Income (Loss). The net loss reported from operations for 1995 was $1,098,703, as compared to a net loss from continuing operations of $633,396 for 1994.

    Net income or loss attributable to the Company's Common Stock is affected by dividends accrued on its Preferred Stock, 1,568,500 shares of which were outstanding as of October 31, 1994 and 1995. Total dividends of $0.05 per share or $78,425 in aggregate were accrued in both 1994 and 1995. For 1995, the net loss attributable to the Company's Common Stock from both continuing and discontinued operations was $1,177,128 compared to net loss of $711,821 in 1994.

SEASONALITY

    Quarterly operating results are typically affected by seasonal factors related to the cattle production cycle. Historically, since the revenues earned by the Company's livestock marketing business are dependent upon the volume of animals sold, the Company's first and second quarters are typically the most profitable, reflecting increased numbers of animals brought to market during such periods.

  PART II, ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                  (CONTINUED)

SEASONALITY (CONTINUED)

    The following table sets forth certain quarterly financial information and is derived from the unaudited financial statements of the Company which include all normally recurring adjustments which management considers necessary for a fair presentation of the results for such periods.


                                                                         Years ended October 31
                                        -----------------------------------------------------------------------------------------
                                                    1994                         1995                           1996
                                        ---------------------------   ---------------------------   -----------------------------
                                        Qtr 1   Qtr 2  Qtr 3  Qtr 4   Qtr 1  Qtr 2  Qtr 3   Qtr 4   Qtr 1   Qtr 2   Qtr 3   Qtr 4
                                        -----   -----  -----  -----   -----  -----  -----   -----   -----   -----   -----   -----
                                                               (in thousands of dollars, except animal units)
   STATEMENT OF OPERATIONS DATA:
   Livestock marketing

     Operating revenues . . . . . . .   2,937   2,803  2,355  2,526   2,856  2,449  1,832   1,838   2,055   1,986   1,653   1,553
     Operating income . . . . . . . .     490     341     74    148     400    163     56      12     205      93      33  (1,258)
   Corporate
     Total costs and expenses . . . .     254     417    409    393     426    704    457     730     518   2,006     806     272
     Net income (loss) from
      continuing operations . . . . .
                                          210     (16)  (199)  (302)     63   (286)  (317)   (559)   (313) (1,913)   (773) (1,530)
     Net income (loss) from
      discontinued operations . . . .
                                          128      57     12   (448)    125     94    (94)    (88)    (14)   (804)     85     245
                                        -----   -----  -----  -----   -----  -----  -----   -----   -----   -----   -----   -----
     Net income (loss)  . . . . . . .
                                          214       4   (204)  (648)     63   (286)  (317)   (559)   (327) (3,155)   (687)   (742)
     Net income (loss) attributable to
      Common Stock  . . . . . . . . .     194     (16)  (223)  (667)     43   (306)  (336)   (578)   (307) (3,174)   (706)   (724)
                                       ======   ===== =====  ======  ======  =====  =====   =====   =====   =====   =====   =====

   BALANCE SHEET DATA:
   Identifiable assets at period end
     Livestock marketing  . . . . . .   4,005   4,089 3,684   3,739   3,816  3,441  3,287   3,422   3,546   3,233   2,211   1,564
     Corporate (1)  . . . . . . . . .   3,453   4,170 5,929   6,036   6,483  5,521  4,564   6,184   5,254   4,073   3,674   3,599
                                        -----   ----- -----   -----   -----  -----  -----   -----   -----   -----   -----   -----
         Total  . . . . . . . . . . .   7,458   8,259 9,613  19,775  10,299  8,962  7,851   9,606   8,800   7,306   5,885   5,163
                                       ======   ===== =====  ======  ======  =====  =====   =====   =====   =====   =====   =====

   OTHER DATA:
   Animal marketing units handled . .     453     423   342     382     409    346    248     245     274     262     212     190

---------------

(1)  Includes assets of discontinued operations net of associated liabilities.


LIQUIDITY AND CAPITAL RESOURCES

    The following table sets forth, as of the dates indicated, certain balance sheet items as a percentage of total assets and the percentage increase or decrease in such items from the prior date.



                                                                                     October 31             1995
                                                                               -----------------------       vs.
                                                                                  1995         1996         1996
                                                                               ----------   ----------   ----------
    Livestock marketing
      Net identifiable assets   . . . . . . . . . . . . . . . . . . . . . .          35.6%        34.6%       (47.9)%
    Corporate
      Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9.2         47.4        175.7
      Discontinued Operations   . . . . . . . . . . . . . . . . . . . . . .          43.5         13.9        (82.8)
      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          64.4         69.7        (41.8)
      Current liabilities, including current maturities   . . . . . . . . .          12.3        143.8        526.4
      Long-term debt, less current maturities   . . . . . . . . . . . . . .          63.0          5.4        (95.4)
    Preferred stockholders' investment  . . . . . . . . . . . . . . . . . .          37.9           --           --
    Common stockholders' deficit  . . . . . . . . . . . . . . . . . . .              (13.2)     (49.2)        100.4
    Net identifiable assets   . . . . . . . . . . . . . . . . . . . . . . .           24.7      (49.2)       (207.1)

    The Company has no revolving credit facilities. Due to the recurring losses, significant uncertainties exist regarding the Company's ability to obtain revolving credit facilities which it may need to support future operations.

  PART II, ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                  (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

    During the fourth quarter of fiscal 1996, the Company informed the subordinated noteholders that it would not make its quarterly interest payment due September 1, 1996 and subsequently did not pay the quarterly interest payment due on December 1, 1996. The Company and has provided the bondholders disclosures explaining the difficult financial position of the Company. On November 14, 1996, the Company made a settlement and exchange offer to the bondholders to accept $331 in cash and the option to receive 717 shares of the Company's common stock in exchange for each $1,000 outstanding note and the forgiveness of all unpaid interest on the debt. The offer was to expire December 20, 1996 and was extended to January 15, 1997. As of January 15, 1997 over 97% of the bondholders have accepted the offer, and of these, approximately 86% have accepted the option to receive an equity interest in the Company.

    As a result of this restructuring, the Company has paid to date $1,949,000 in cash, wrote off $404,000 of unamortized deferred financing costs, $240,000 of accrued interest expense and $5,887,000 of its long-term debt. The Company also issued to date 3,640,926 shares of common stock, valued at $0.20 per share and recognized an extraordinary gain on extinguishment of debt of $3,022,000. The Company has extended the above offer to the remaining 3% of the bondholders until February 28, 1997, under the same terms and conditions as the original offer.

    Prior to commencement of the Settlement and Exchange Offer, all holders of the Company's preferred stock converted their preferred stock into shares of the Company's common stock.

    Management believes that it will be able to restructure the Company's management and revise operating plans in order to achieve successful future operations. There can be no assurances that the Company will be successful in achieving these initiatives. If the Company is not successful in meeting these initiatives, the Company may find it necessary to undertake further actions as may be appropriate to preserve its business as a going concern. Presently, none of the Company's fixed assets are pledged to secure any borrowings.

    On October 31, 1995, the Company's assets aggregated $9,606,086 of which 43.5% related directly to net assets of financial services and 35.6% to livestock marketing. The balance of 20.9% represented un-allocated corporate assets. As of October 31, 1996, assets totaled $5,163,218, of which 13.9% and 34.6% were attributable to the discontinued financial services and livestock marketing businesses respectively. The balance of 51.5% was accounted for by un-allocated corporate assets, principally cash to be used for the subordinated bond restructure.

    As of October 31, 1995 and 1996, the Company had working capital (current assets less current liabilities) of $4,571,180 and ($3,862,702) respectively. As of October 31, 1995 and 1996, the Company's current ratio (current assets divided by current liabilities) was 4.86x and .48x respectively.

    For the year ended October 31, 1996, the Company generated $1,545,943 of cash from its operations, principally from the decrease in its investments in cattle under management within the discontinued financial services business. The decrease in net assets of discontinued operations between October 31, 1995 and October 31, 1996, principally accounts receivable and inventories, generated $3,457,930 of cash.

    On October 31, 1995, the Company held a final closing and completed the offering of its 1995 Preferred Stock at $3.00 per share, raising $1,353,005 of new capital.

                     PART II, ITEM 7. FINANCIAL STATEMENTS

                 UNITED MARKET SERVICES COMPANY AND SUBSIDIARY
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To United Market Services Company:

    We have audited the accompanying consolidated balance sheets of United Market Services Company (a Delaware corporation) and Subsidiary as of October 31, 1995 and 1996 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Market Services Company and Subsidiary as of October 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has not negotiated a line of credit agreement. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                            ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
January 23, 1997

                 UNITED MARKET SERVICES COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                                              October 31,
                                                                                   --------------------------------
                                                                                        1995             1996
                                                                                   ---------------- ----------------
    ASSETS
      Current assets:
        Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $411,197       $2,398,188
        Restricted cash   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        476,779           50,000
        Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . .        512,510          315,888
        Income tax refunds receivable   . . . . . . . . . . . . . . . . . . . . . .        124,045               --
        Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         31,535           38,341
        Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . . . . .         22,834           38,516
        Net assets of discontinued operations (Note 1)  . . . . . . . . . . . . . .      4,177,234          719,304
                                                                                        ----------       ----------
          Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .      5,756,134        3,560,237

      Property and equipment:
        Yard improvements   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,444,073        5,444,073
        Buildings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        698,310          698,310
        Machinery and equipment   . . . . . . . . . . . . . . . . . . . . . . . . .        448,862          344,516
        Furniture and fixtures  . . . . . . . . . . . . . . . . . . . . . . . . . .         77,741           57,966
        Less: accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . .     (3,850,835)      (5,374,071)
                                                                                        -----------      ----------
          Property and equipment, net   . . . . . . . . . . . . . . . . . . . . . .      2,818,151        1,170,794

      Other assets    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,031,801          432,187
                                                                                        ----------       ----------
            Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $9,606,086       $5,163,218
                                                                                        ==========       ==========

    LIABILITIES AND STOCKHOLDERS' DEFICIT
      Current liabilities:
        Current maturities of long-term debt      . . . . . . . . . . . . . . . . .     $       --       $6,050,000
        Checks written not yet presented for payment  . . . . . . . . . . . . . . .         81,434               --
        Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        773,956          186,825
      Accrued liabilities:
        Litigation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         60,000          585,000
        Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        269,564          601,114
                                                                                        ----------       ----------
          Total current liabilities   . . . . . . . . . . . . . . . . . . . . . . .      1,184,954        7,422,939

        Long-term post retirement obligation (Note 2)   . . . . . . . . . . . . . .             --          280,567
        Long-term debt, less current maturities   . . . . . . . . . . . . . . .   .      6,050,000               --
                                                                                        ----------       ----------

      Commitments and contingencies (Notes 1, and 6)  . . . . . . . . . . . . . . .             --               --
      Preferred stockholders' investment (Note 5) :
        Cumulative Redeemable Convertible Preferred Stock, including unpaid dividends, $0.001 par value, 1,568,500 shares authorized,
         issued and outstanding   . . . . . . . . . . . . . . . . . . . . . . . . .      2,045,585               --
        Series 1994 Redeemable Convertible Preferred Stock, $0.001 par
         value, 60,000 shares authorized, issued and outstanding  . . . . . . . . .        240,000               --
        Series 1995 Redeemable Convertible Preferred Stock, $0.001 par
         value, 451,000 shares authorized, issued, and outstanding  . . . . . . . .      1,353,005               --
                                                                                        ----------       ----------
          Total preferred stockholders' investment  . . . . . . . . . . . . . . . .      3,638,590               --
                                                                                        ----------       ----------
      Common stockholders' deficit (Note 5):
        Common Stock, $0.001 par value, 10,000,000 shares
         authorized, 811,777 and 2,891,277 shares issued and outstanding  . . . . .            812            2,891
        Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .        911,688        4,626,624
        Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,179,958)      (7,169,803)
                                                                                        ----------       ----------
          Total common stockholders' deficit  . . . . . . . . . . . . . . . . . . .     (1,267,458)      (2,540,288)
                                                                                        ----------       ----------
            Total liabilities and stockholders' deficit   . . . . . . . . . . . . .     $9,606,086       $5,163,218
                                                                                        ==========       ==========


The accompanying notes are an integral part of these consolidated balance sheets.

                 UNITED MARKET SERVICES COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             For the years ended October 31,
                                                                   -------------------------------------------------
                                                                         1994             1995             1996
                                                                   ---------------- ---------------- ----------------
    OPERATING REVENUES  . . . . . . . . . . . . . . . . . . . . .     $10,620,715       $8,975,367       $7,247,399
    OPERATING EXPENSES:
      Labor and related costs   . . . . . . . . . . . . . . . . .       3,938,469        3,532,981        2,752,540
      Operating and maintenance costs   . . . . . . . . . . . . .       4,943,077        4,092,170        3,583,040
      Selling, general, and administrative expenses   . . . . . .       1,339,123        1,857,161        2,567,703
      Depreciation and amortization expense   . . . . . . . . . .         482,616          604,190          634,884
      Impairment of long lived assets (Note 2)  . . . . . . . . .              --               --        1,119,818
                                                                      -----------      -----------      -----------
        Total costs and operating expenses  . . . . . . . . . . .      10,703,285       10,086,502       10,657,985
                                                                      -----------      -----------      -----------
    OPERATING LOSS  . . . . . . . . . . . . . . . . . . . . . . .         (82,570)      (1,111,135)      (3,410,586)
    NET INTEREST EXPENSE  . . . . . . . . . . . . . . . . . . . .         336,297          574,875          574,876
                                                                      -----------      -----------      -----------
    LOSS FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES   . . . . . . . . . . . . . . . . . . .        (418,867)      (1,686,010)      (3,985,462)
      Income tax benefit (expense) (Note 4)   . . . . . . . . . .          36,315          550,000         (438,000)
                                                                      -----------      -----------      -----------

    LOSS FROM CONTINUING OPERATIONS   . . . . . . . . . . . . . .        (382,552)      (1,136,010)      (4,423,462)
    INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
      net of tax benefit of $38,685 in 1994 (Note 1)  . . . . . .        (250,844)          37,307         (487,958)
                                                                      -----------      -----------      -----------

    NET LOSS  . . . . . . . . . . . . . . . . . . . . . . . . . .        (633,396)      (1,098,703)      (4,911,420)
      Dividends accrued on Preferred Stock, not paid  . . . . . .          78,425           78,425           78,425
                                                                      -----------      -----------      -----------
    NET LOSS ATTRIBUTABLE TO COMMON STOCK   . . . . . . . . . . .       ($711,821)     ($1,177,128)     ($4,989,845)
                                                                      ===========      ===========      ===========

     LOSS PER SHARE:
      Loss from continuing operations   . . . . . . . . . . . . .          ($0.47)          ($1.40)          ($5.45)
      Income (loss) from discontinued operations  . . . . . . . .           (0.31)            0.05            (0.60)
                                                                      -----------      -----------      -----------
        Net loss  . . . . . . . . . . . . . . . . . . . . . . . .           (0.78)           (1.35)           (6.05)
      Dividends accrued on Preferred Stock, not paid  . . . . . .           (0.10)           (0.10)           (0.10)
                                                                      -----------      -----------      -----------
        Net loss attributable to Common Stock   . . . . . . . . .          ($0.88)          ($1.45)          ($6.15)
                                                                      ===========      ===========      ===========

    COMMON WEIGHTED AVERAGE SHARES OUTSTANDING  . . . . . . . . .         811,777          811,777          811,777
                                                                      ===========      ===========      ===========





 The accompanying notes are an integral part of these consolidated statements.

                 UNITED MARKET SERVICES COMPANY AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
              FOR THE YEARS ENDED OCTOBER 31, 1994, 1995, AND 1996





                                        Preferred Stockholders'                Common Stockholders' Deficit
                                             Investment                --------------------------------------------
                                       ------------------------                               Accumu-
                                          Shares        Amount        Shares      Amount    lated Deficit    Total
                                       ------------   ---------    -----------   ---------- -------------  ---------
    BALANCE, October 31, 1993   . . .     1,568,500   $1,888,735      811,777    $912,500    ($291,009)    $621,491
      Net loss  . . . . . . . . . . .            --           --           --          --     (633,396)    (633,396)
      Series 1994 Redeemable
       Convertible Preferred Stock
       issued   . . . . . . . . . . .        60,000      240,000           --          --           --           --
      Dividends on Cumulative
       Redeemable Convertible
       Preferred Stock    . . . . . .            --       78,425           --           --     (78,425)     (78,425)
                                         ----------   ----------    ---------  ----------  -----------  -----------
    BALANCE, October 31, 1994   . . .     1,628,500    2,207,160      811,777     912,500   (1,002,830)     (90,330)
      Net loss  . . . . . . . . . . .            --           --           --          --   (1,098,703)  (1,098,703)
      Series 1995 Redeemable
       Convertible Preferred Stock
       issued   . . . . . . . . . . .       451,000    1,353,005           --          --           --           --
      Dividends on Cumulative
       Redeemable Convertible
       Preferred Stock    . . . . . .            --       78,425          --           --      (78,425)     (78,425)
                                         ----------   ----------    ---------  ----------  -----------  -----------
    BALANCE, October 31, 1995   . . .     2,079,500    3,638,590      811,777     912,500   (2,179,958)  (1,267,458)
      Net loss  . . . . . . . . . . .            --           --           --          --   (4,911,420)  (4,911,420)
      Dividends on Cumulative
       Redeemable Convertible
       Preferred Stock    . . . . . .            --       78,425           --          --      (78,425)     (78,425)
      Conversion of Preferred to
       Common Stock (Note 5)    . . .    (2,079,500)  (3,717,015)   2,079,500   3,717,015           --    3,717,015
                                         ----------   ----------    ---------  ----------  -----------  -----------
    BALANCE, October 31, 1996   . . .            --           --    2,891,277  $4,629,515  ($7,169,803) ($2,540,288)
                                         ==========   ==========    =========  ==========  ===========  ===========





 The accompanying notes are an integral part of these consolidated statements.

                 UNITED MARKET SERVICES COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        For the years ended October 31,
                                                                               ---------------------------------------------
                                                                                    1994            1995          1996
                                                                                ------------   -------------  --------------
    OPERATING ACTIVITIES:
      Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         ($633,396)    ($1,098,703)   ($4,911,420)
      Adjustments to reconcile net loss
       to net cash provided by (used in) operating activities:
        Depreciation, amortization and impairment expense   . . . . . . .           482,616         604,190      1,754,702
        Change in deferred taxes  . . . . . . . . . . . . . . . . . . . .                --        (438,000)       438,000
        Net cash provided by discontinued operations  . . . . . . . . . .           677,312         269,364      3,457,930
                                                                                 ----------     -----------    -----------
          Operating cash flow before working capital items  . . . . . . .           526,532        (663,149)       739,212
          Changes in operating assets and liabilities:
            Accounts receivable   . . . . . . . . . . . . . . . . . . . .           126,397          19,880        196,622
            Income tax refunds receivable   . . . . . . . . . . . . . . .           (45,264)          3,710        124,045
            Inventories   . . . . . . . . . . . . . . . . . . . . . . . .          (310,531)        276,827         (6,806)
            Prepaid expenses and other  . . . . . . . . . . . . . . . . .            50,520          29,466        (15,682)
            Checks written not yet presented for payment  . . . . . . . .          (722,479)       (700,951)       (81,434)
            Accounts payable and accrued liabilities  . . . . . . . . . .          (233,000)        277,260        589,986
                                                                                 ----------     -----------    -----------
                Net cash provided by (used in) operating activities . . .          (607,825)       (756,957)     1,545,943
                                                                                 ----------     -----------    ------------

    INVESTING ACTIVITIES:
        Disposals of (additions to) property and equipment  . . . . . . .          (178,459)       (415,949)        14,269
                                                                                 ----------     -----------    -----------

    FINANCING ACTIVITIES:
      Decrease (increase) in restricted cash  . . . . . . . . . . . . . .                --        (476,779)       426,779
      Net payments under revolving lines of credit  . . . . . . . . . . .        (1,500,000)             --             --
      Repayment of long-term debt   . . . . . . . . . . . . . . . . . . .        (2,716,597)             --             --
      Proceeds from issuance of long-term debt  . . . . . . . . . . . . .         6,050,000              --             --
      Payment of debt offering costs  . . . . . . . . . . . . . . . . . .          (712,718)        (50,454)            --
      Collection of stock subscriptions receivable  . . . . . . . . . . .                --         240,000             --
      Proceeds from issuance of preferred stock   . . . . . . . . . . . .                --       1,353,005             --
                                                                                 ----------     -----------    -----------
        Net cash provided by financing activities   . . . . . . . . . . .         1,120,685       1,065,772        426,779
                                                                                 ----------     -----------    -----------

    INCREASE (DECREASE) IN CASH   . . . . . . . . . . . . . . . . . . . .           334,401        (107,134)     1,986,991
      CASH, beginning of year   . . . . . . . . . . . . . . . . . . . . .           183,930         518,331        411,197
                                                                                 ----------     -----------    -----------
      CASH, end of year   . . . . . . . . . . . . . . . . . . . . . . . .        $  518,331     $   411,197    $ 2,398,188
                                                                                 ==========     ===========    ===========

    CASH PAID (RECEIVED) DURING THE YEAR FOR:
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  913,384     $ 1,371,610    $   925,906
                                                                                 ==========     ===========    ===========
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $       --          $2,222      ($129,070)
                                                                                 ==========     ===========    ===========
    NON CASH FINANCING ACTIVITY:
      Conversion of preferred stock to common stock   . . . . . . . . . .        $       --     $        --    $ 3,717,015
                                                                                 ==========     ===========    ===========



 The accompanying notes are an integral part of these consolidated statements.

                 UNITED MARKET SERVICES COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 1995 AND 1996

NOTE 1. ORGANIZATION, NATURE OF BUSINESS, AND GOING CONCERN CONSIDERATIONS

    United Market Services Company and Subsidiary ("United" or the "Company") is one of the largest livestock marketing companies in the United States. The Company operates five major stockyards located in Sioux Falls, South Dakota; Sioux City, Iowa; Omaha, Nebraska; St. Joseph, Missouri; and Milwaukee, Wisconsin. The Company's stockyards include four of the eight such markets that provide price and volume information for the daily report published by the Agricultural Marketing Service of the United States Department of Agriculture.

    The Company was formed in June 1989, and in October 1989, acquired the United Stockyards Division of Canal Capital Corporation, ("Canal") a business with over 100 years of history in livestock marketing.

    Effective October 31, 1994, the Company discontinued the operation of its cash cattle brokerage division and its livestock futures brokerage business conducted through United Commodities Company. The accompanying financial statements reflect these activities as discontinued operations. The financial statements of prior years have been restated to reflect the discontinuation. Revenues of these businesses were $1,292,000 for the year ended October 31, 1994.

    Effective October 31, 1996, the Company discontinued its financial services division operated through United Cattle Company, its wholly owned subsidiary. The accompanying financial statements have been restated to reflect the discontinuation. The net assets of this division are included in the accompanying balance sheet under the caption "Net assets of discontinued operations," and consist primarily of cattle inventory and receivables. These balances are expected to be realized in early fiscal 1997 upon expiration of the remaining financing contracts. Revenues of the financing division were $1,594,000, $2,005,000, and $1,135,000 for the years ended 1994, 1995, and
1996.

    During the fourth quarter of fiscal 1996, the Company informed the subordinated noteholders that it would not make its quarterly interest payment due September 1, 1996 and subsequently did not pay the quarterly interest payment due on December 1, 1996. The Company and the trustee have provided the bondholders disclosures explaining the difficult financial position of the Company. On November 14, 1996, the Company made a settlement and exchange offer to the bondholders to accept $331 in cash and the option to receive 717 shares of the Company's common stock in exchange for each $1,000 outstanding note and the forgiveness of all unpaid interest on the debt. The offer was to expire December 20, 1996 and was extended to January 15, 1997. As of January 15, 1997 over 97% of the bondholders have accepted the offer, and of these, approximately 86% have accepted the option to receive an equity interest in the Company.

    As a result of this restructuring, the Company paid $1,949,000 in cash, wrote off $404,000 of unamortized deferred financing costs, $240,000 of accrued interest expense and $5,887,000 of its long-term debt. The Company has also issued, to date, 3,640,926 shares of common stock, valued at $0.20 per share and recognized a pre-tax extraordinary gain on extinguishment of debt of $3,022,000. The Company has extended the above offer to the remaining 3% of the bondholders until February 28, 1997, under the same terms and conditions as the original offer. These transactions have not been reflected in the accompanying financial statements as of October 31, 1996.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred cumulative net losses of $7,170,000, including net losses for fiscal 1996 of $4,911,000. During fiscal 1996 the Company was not in compliance with its debt covenants and significant uncertainties exist regarding the Company's ability to secure adequate financing to support future operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    Management believes that the restructuring discussed above will enable the Company to generate cash sufficient to fund operations for the upcoming year. Although management believes it will be successful in meeting future cash needs and sustaining successful future operations, there can be no assurances that the Company will be successful in achieving these initiatives. If the Company is not successful in meeting these initiatives, the Company may find it necessary to undertake further actions as may be appropriate to preserve its business as a going concern.

                 UNITED MARKET SERVICES COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The consolidated financial statements include the accounts of United Market Services Company and its subsidiary, United Cattle Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from these estimates.

     Financial Instruments and Concentration of Credit Risk. From time to time, the Company may sell registered cattle futures contracts, purchase put options, write call options, or enter into over-the-counter forward contracts for the purchase of cattle to hedge its exposure to price changes. The results of these hedging transactions become part of the Company's inventory costs. At October 31, 1995, the fair value of such financial instruments was $83,000. No such instruments were outstanding at October 31, 1996.

     The Company's stockyards collect yardage fees on a daily basis from bonded commission firms and, as a result, credit risks associated with the receivables arising from such activities are not significant.

     Restricted Cash. Pursuant to the terms of its revolving line of credit agreement in place at October 31, 1995, certain cash balances of the Company were periodically restricted. In 1996, in connection with the Company's stockyard operations, certain cash balances of the Company were restricted as collateral for a letter of credit by the issuing bank.

     Inventories. Inventories at October 31, 1995 and 1996 consisted of cattle feed.

     Property and Equipment. Property and equipment is stated at cost. Repairs and maintenance costs which do not significantly extend asset lives are charged to operations as incurred. For financial reporting purposes, depreciation and amortization are computed using both accelerated and straight-line methods over the estimated useful lives of the property and equipment, ranging from 5 to 31 years. For income tax purposes, accelerated methods of calculating depreciation and amortization are used. During fiscal 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" which requires entities to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of the Company's financial performance, the Company analyzed the carrying value of the long-lived assets in its stockyard division and wrote off impaired assets totalling $1,120,000 in its Sioux City, Milwaukee, St. Joseph, and Sioux Falls locations. The fair value of the assets was determined based on the expected future cash flows from the use of those assets.

     Other Assets. Other assets include the cost of a covenant not to compete, which is being amortized on a straight-line basis over 10 years, and organizational and debt issuance costs, which are being amortized on a straight line basis over 5 years. Accumulated amortization of all intangible assets was $526,000 and $688,000 at October 31, 1995 and 1996, respectively.

      Post-Retirement Benefits. During 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions." This statement applies to all forms of post-retirement benefits and requires the accrual, during the years the employees render the necessary service, or during the average remaining life expectancy of plan participants, of the expected cost of providing those benefits to employees and their beneficiaries. During 1996, as a result of the Company's financial performance, the Company reserved $350,000 to cover the estimated total cost of these future retirement benefits.

                 UNITED MARKET SERVICES COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Fair Value of Financial Instruments.    For cash and income tax
receivable, the carrying amounts as reported in the balance sheets approximate their fair values due to their short maturities. The fair value of the Company's long-term debt as of October 31, 1995 was $5,613,000 and was estimated based on quoted market prices for such instruments. The fair value of the Company's long term debt at October 31, 1996 was $2,653,000 and was estimated based on the settlement and exchange transaction as described in Note 1 of these financial statements.

     Loss Per Common Share. Loss per common share is determined by dividing net loss attributable to Common Stock by the weighted average number of common shares outstanding. For 1994, 1995 and 1996, the Preferred Stock, the Series 1994 Redeemable Convertible Preferred Stock (the "1994 Preferred Stock"), the Series 1995 Redeemable Convertible Preferred Stock (the "1995 Preferred Stock") and outstanding options are not included in the weighted average share calculation because such inclusion would be anti-dilutive.

NOTE 3. LONG-TERM DEBT

     Long-Term Debt. In June through September 1994, the Company completed a public offering and issued 6,050 Investment Units. Each Investment Unit consisted of a subordinated note in the principal amount of $1,000 and 67 warrants each to purchase one share of the Company's common stock. These notes were due June 1998, 1999, 2000, 2001, but were classified as a current liability in 1996 as a result of the Company's non-compliance with its debt covenants. The warrants are not exercisable until the occurrence of certain events, and therefore no value has been attributed to them. Quarterly interest payments at annual rates of 9%, 9-3/8%, 9-3/4%, and 10% were not made for the September 1, 1996 and December 1, 1996 due dates. The Company has provided for five months of unpaid interest totalling $240,000 under the accrued liabilities caption in the accompanying financial statements.

     Covenants. Under the Company's long-term debt agreement, the Company is required to maintain minimum net worth levels and other financial covenants. The Company was not in compliance with its debt covenants as of October 31, 1996. As mentioned in Note 1, the Company is in the process of restructuring its long-term debt.

NOTE 4. INCOME TAXES

     The income tax expense (benefit) from continuing operations consisted of the following:


                                                                                   Years ended October 31
                                                                       -------------------------------------------
                                                                          1994           1995               1996
                                                                       ---------       ---------          --------
    Current   . . . . . . . . . . . . . . . . . . . . . . . . . .       ($36,315)      ($112,000)         $     --
    Deferred  . . . . . . . . . . . . . . . . . . . . . . . . . .             --        (438,000)          438,000
                                                                       ---------       ---------          --------
      Total   . . . . . . . . . . . . . . . . . . . . . . . . . .       ($36,315)      ($550,000)         $438,000
                                                                       =========       =========          ========


     Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                                              1994               1995               1996
                                                                       ----------------     --------------      ------------
         Statutory federal tax rate . . . . . . . . . . . . . . .           (34.0%)          (34.0%)          (34.0%)
         State income taxes, net of federal income tax
          benefit . . . . . . . . . . . . . . . . . . . . . . . .            (4.0%)           (4.0%)           (4.0%)
         Valuation allowance and deferred tax adjustments . . . .            27.0%             4.6%            64.6%
                                                                             -----           -----             ----
                                                                             (11.0%)         (33.4%)           26.6%
                                                                             =====           =====             ====


     For 1995 net deferred tax assets consist primarily of net operating loss carryforwards and depreciation. During 1996 the Company provided a valuation allowance against the net deferred tax assets and recorded a valuation allowance against the tax benefits associated with current operating losses.

                 UNITED MARKET SERVICES COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. CAPITAL STOCK AND STOCK OPTION PLANS
    On October 31, 1996, all outstanding shares of preferred stock were converted to common stock on a one for one basis. The following table summarizes the conversion by class of preferred stock:

                                                                        Number           Original
                                                                        of Shares           Cost
                                                                        ---------           ----
    Cumulative Redeemable Preferred Stock   . . . . . . . . . . .       1,568,500        $1,568,500
    1994 Series Redeemable Convertible Preferred Stock  . . . . .          60,000           240,000
    1995 Series Redeemable Convertible Preferred Stock  . . . . .         451,000         1,353,005
                                                                        ---------         ---------
                                                                        2,079,500        $3,161,505
                                                                        =========        ==========

    Unpaid Cumulative dividends of $555,510 on the cumulative redeemable preferred stock were not paid and were included in the above conversion.

    Stock Option Plans. On February 15, 1994, the Company's Board of Directors approved a new stock option plan to be administered by the Compensation and Stock Option Committee of the Board of Directors which allows for the granting of options for the purchase of up to 200,000 shares of Common Stock. On October 30, 1995, the Board of Directors increased the number of shares for which options may be granted to 300,000. Options may be granted with exercise periods of between one and ten years and with exercise prices no less than fair market value on the date of grant.

    During 1994, options for 105,000 shares vesting over five years and exercisable for a ten year period were granted at an exercise price of $5.30 per share. During 1995, options for 150,000 shares vesting over four years and exercisable for a ten year period were granted at an exercise price of $1.50 per share. During 1996, no options were granted or exercised, and 248,400 shares expired during the year. Total options outstanding were 305,400 at October 31, 1995, and 57,000 at October 31, 1996. Options exercisable at October 31, 1996 totalled 56,300.

NOTE 6. COMMITMENTS AND CONTINGENCIES

    Litigation. The Company is a party to various claims, legal actions, and other complaints arising in the ordinary course of business. In the opinion of management, probable losses totalling $400,000 have been provided for in the financial statements.

    Consulting Agreements. The Company retained the services of Business Consultants, Inc. as its Chief Executive Officer in May, 1996. The agreement provides that Business Consultants, Inc., acting as an independent contractor, will act as the Chief Executive Officer of the Company through January 31, 1997. At that time, the agreement will either terminate or be renewed. The agreement between the Company and Business Consultants, Inc. provides for a monthly compensation of $12,000. In addition, Business Consultants, Inc. is entitled to a performance based bonus of up to $125,000 on or after January 31, 1997. The payment and the amount of the bonus depends on the achievement of certain financial goals of the Company subsequent to October 31, 1996.

    Employee Benefit Plans. The Company has a 401(k) benefit plan for all eligible employees. Employees can make voluntary contributions to the plan of up to 10% of their compensation. The Company has agreed to match 100% of the first 2.5% of compensation which the employee contributes. The Company may also make an additional annual contribution at the discretion of the Board of Directors. Employees vest in Company contributions over a period of five years of service. The Company charged approximately $58,000 in 1994, $50,000 in 1995, and $36,000 in 1996 to expense related to the 401(k) plan.

    The Company also has a defined contribution pension plan for all eligible employees. The Company makes monthly contributions which are specified in the plan agreement. Employees can make voluntary non-deductible contributions. The Company's contributions vest over a period of five years of service and qualify for benefits upon reaching age 62 or completing at least five years of service. The Company charged approximately $20,000 in 1994, $14,000 in 1995, and $11,000 in 1996 to expense related to this plan.

                 UNITED MARKET SERVICES COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

    Operating Leases. The Company leases land, buildings, office space, machinery and equipment, and furniture and fixtures pursuant to certain operating leases. Rent expense, consisting primarily of rents under the Company's master ground lease with Canal which expires in October 1999, was approximately $1,289,000 in 1994, $1,234,000 in 1995, and 1,182,00 in 1996.
Minimum future rents by year ending October 31 under non- cancelable leases are as follows: 1997 - $965,000; 1998 - $940,000; 1999 - $938,000. The Company has
accrued $57,000 of unpaid supplemental lease payments due Canal. The Company leases its stockyard in Milwaukee pursuant to a lease with Emmber Meats Corporation assigned by Canal in October 1989. Annual rental payments under the Milwaukee lease are fixed at approximately $51,000. Although the Milwaukee lease expired in 1994, the Company renewed for successive 60-day periods at the current rent adjusted for inflation. The Company expects that it will continue this lease for the foreseeable future.

    Effective May 1, 1995, the Company terminated its operations at the South St. Paul stockyard and entered into a sub-lease with respect to the Company's land at such location for an annual rental of $338,000. The term of the transaction coincides with the base period of the Company's master ground lease.



       PART II, ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

 PART III, ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

DIRECTORS AND EXECUTIVE OFFICERS

    The Company's executive officers, directors, and key employees are as follows:

    Name                              Age       Position
    ------------------------------    ---      ----------------------------------------------------------------
    Dean Bachelor                     47       Chief Executive Officer, and Director
    H. Michael Blair                  51       Controller, Assistant Treasurer, and Assistant Secretary
    John Bergstrom                    36       Director
    Gail Tritle                       52       Chairman, Secretary, and Director

    DEAN BACHELOR has, through Business Consultants, Inc., served as the Company's CEO and director since May 1996. He has been President of Business Consultants, Inc., a Twin Cities based management consulting firm specializing in turnarounds, bankruptcies and financially difficult situations since 1980. He or his firm has acted as Chairman, CEO, President and/or CFO for more than three dozen companies. Mr. Bachelor is a director of nine other privately-held companies.

    H. MICHAEL BLAIR has been Controller of the Company since October 1989 and also serves as the Company's Assistant Treasurer and Assistant Secretary. He has also been Treasurer of United Cattle Company since May 1993. Prior to joining the Company, Mr. Blair operated a public accounting practice from 1987 to October 1989.

    JOHN BERGSTROM is President of RiverPoint Investments, Inc., a St. Paul-based investment management and consulting firm. Prior to forming Riverpoint in 1995, Mr. Bergstrom was employed for ten years by Cherry Tree Ventures, a Minneapolis-based venture capital firm, most recently as Vice President. He currently serves on the Board of Directors of nine privately held companies in addition to being a member of the board of the Company. He has been a director of the Company since October 1989. Cherry Tree Ventures is a stockholder of the Company.

    GAIL TRITLE has been a Director of United Market Services since 1989. Mr Tritle served as the Company's President and Chief Executive Officer from 1989 to 1995. Prior to joining the Company, he served as Executive Vice President and director of Canal. Prior to his experience with Canal, he was President of Central Livestock Association, Inc., a livestock marketing company.

    Directors serve until the next annual meeting of stockholders at which their successors are elected, or until their resignation, removal or incapacity. Executive officers serve indefinite terms which expire when their successors are appointed, or until their resignation, removal, or incapacity. Directors receive no compensation from the Company for their services as a director.

    The Board of Directors has established a Compensation and Stock Option Committee and an Audit Committee, on which Mr. Bergstrom serves as a member. The Compensation and Stock Option Committee makes recommendations concerning executive salaries and incentive compensation for employees of the Company, subject to ratification of the full Board, and administers the Company's 1994 Long-Term Incentive and Stock Option Plan. The Audit Committee reviews scope and results of the audit and other services provided by the Company's independent public accountants, as well as the Company's accounting principles and its system of internal controls, and reports the results of their review to the full Board and to management.

                   PART III, ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    The following Summary Compensation Table contains summary information concerning the compensation earned during the fiscal years ended October 31, 1996, 1995 and 1994 by the Company's executive officers:


                                                                                                Long-term
                                         Annual compensation                                    compensation:        All other
                                   ---------------------------------
                                      Fiscal                                                           option        compen-
     Name and principal position      year                Salary                 Bonus             awards (1)        sation (2)
     ---------------------------   --------------     --------------     -----------------     --------------     ----------------
     Gail Tritle (5)                       1996             $128,333                  $--                  --             $3,208
       Chairman                            1995              140,000                   --                  --              3,500
                                           1994              140,000                   --                  --              3,500

     Business Consultants, Inc.            1996              $83,427                   --                  --                 --
       Dean Bachelor (4)                   1995                   --                   --                  --                 --
       Chief Executive Officer             1994                   --                   --                  --                 --

     H. Michael Blair                      1996              $58,500              $10,000                  --             $1,463
       Controller                          1995               58,500                   --                  --              1,463
                                           1994               58,500                   --                  --              1,463

     Craig P. Johns (3)                    1996              $75,833                  $--                  --             $1,896
       President and                       1995                1,000                5,000             150,000                 --
       Chief Operating Officer             1994                   --                   --                  --                 --

     Dana Hansen (5)                       1996              $82,500                  $--                  --             $2,063
       Vice President of                   1995               90,000                   --                  --              2,250
       Livestock Marketing                 1994               90,000                   --               8,500              2,250

 (1)   In shares of Common Stock.
 (2) The amounts shown represent contributions by the Company for the named executive officers to the Company's 401(k) Plan.
 (3) Mr. Johns joined the Company as an executive officer on October 30, 1995. He resigned as an executive officer as of May 31, 1996.
 (4) Pursuant to a letter agreement effective May 1996, the Company retained the services of Business Consultants, Inc. as its Chief Executive Officer. The agreement provides that Business Consultants, Inc., acting as an independent contractor, will act as Chief Executive Officer of the Company through 1/31/97. At that time, the agreement will either terminate or be renewed. The agreement between the Company and Business Consultants, Inc. provides for a monthly compensation of $12,000. In addition, Business Consultants, Inc. is entitled to a performance based bonus of up to $125,000 at January 31, 1997. The payment and the amount of the bonus depends on the achievement of certain financial goals of the Company.
 (5) Mr. Tritle and Mr. Hansen resigned as employees of the Company September 30, 1996.

     No options were granted during the fiscal year ended October 31, 1996. In addition, no options were exercised by the executive officers named in the Summary Compensation Table during fiscal 1996. The following table summarizes the number of options held by the executive officers named in the Summary Compensation Table as of October 31, 1996.

                                                  Number of shares                 Value of un-exercised
                                           underlying un-exercised options          in-the-money options
                                           -------------------------------    ----------------------------------
    Name                                     Exercisable    Un-exercisable        Exercisable     Un-exercisable
    -------------------------------------  -------------------------------      ---------------   --------------
    Gail Tritle (2)                             20,000                  --                  $--              $--
    Craig P. Johns (1)                              --                  --                   --               --
    Dana Hansen (2)                              5,100                  --                   --               --
    H. Michael Blair                             8,800                 700                   --               --


---------------------
(1)  Mr. Johns resigned as an executive officer on May 31, 1996.
(2) Mr. Tritle and Mr. Hansen resigned as employees of the Company September 30, 1996.

    No values have been provided in the table above, because the exercise price of the options substantially exceeded the estimated market value per share for the Company's common stock.

COMPENSATION PLANS

    1994 Long-Term Incentive and Stock Option Plan. In February 1994, the Board of Directors and the stockholders of the Company adopted the 1994 Long-Term Incentive and Stock Option Plan (the "1994 Plan") to provide for the granting of stock options, stock appreciation rights, restricted stock awards, and performance awards to officers, directors, employees, consultants, and independent contractors of the Company and its subsidiaries. The 1994 Plan is administered by the Compensation and Stock Option Committee of the Board of Directors (the "Committee"). The Committee has discretion to select the recipients of options and awards and to establish the terms and conditions of each option and award, subject to the provisions of the 1994 Plan and the applicable provisions of the Internal Revenue Code. Options and awards granted under the plan are nontransferable except by will or by the laws of descent and distribution, and are subject to various other conditions and restrictions. Initially, the Company reserved 200,000 shares of its Common Stock for issuance under the 1994 Plan and on October 31, 1995, the Board of Directors increased such amount to 300,000 shares.
    The 1994 Plan provides for the granting of both incentive stock options intended to qualify for preferential treatment under Section 422 of the Internal Revenue Code of 1986, as amended ("incentive options"), and non-qualified options that do not qualify for such treatment ("non- statutory options"). The option price of an incentive option granted under the 1994 Plan must not be less than the fair market value of the Company's Common Stock on the date of the grant, and the term of an incentive option must not exceed ten years. For an incentive option granted under the 1994 Plan to an optionee who owns capital stock representing more than 10% of the voting rights of the capital stock of the Company and its subsidiaries, however, the option price must be at least 110% of the fair market value of the Company's Common Stock on the date of the grant, and the term must not exceed five years. Incentive options may only be granted to full-time or part-time employees of the Company and its subsidiaries, including officers and directors.

    Stock appreciation rights ("SARs") may be granted under the 1994 Plan at the time of grant of an option or award under the 1994 Plan, or at any other time. Any such SAR may be exercised subject to restrictions set forth in an agreement representing such SAR and approved by the Committee. The SAR exercise amount may be paid in cash, shares of the Company's Common Stock, or a combination thereof. At the time of an award of restricted stock under the 1994 Plan, a restricted period is established for each participant. During the restricted period, the restricted stock may not be transferred, encumbered, or sold unless the Committee determines otherwise. The participant, as owner of such shares, will have the rights of a stockholder, including the right to receive cash dividends and to vote. Performance awards under the 1994 Plan may be payable in cash, common shares (including restricted stock), other securities, other awards, or other property. The value of each award will be determined by the Committee and will be payable to, or exercisable by, the holder of the performance award upon his or her achievement of the performance goals during the performance periods established by the terms of the award.

    The 1994 Plan will expire in February 2004, unless the Board of Directors terminates the 1994 Plan earlier as provided in the 1994 Plan. No option or award may be granted after such termination, but termination of the 1994 Plan shall not, without the consent of the optionee or grantee, alter or impair any rights or obligations under any option or award previously granted.

    1992 Stock Option Plan. Prior to the adoption of the 1994 Plan, the Company was authorized to grant stock options to officers, directors, and key employees of the Company and its subsidiaries under the 1992 Stock Option Plan (the "1992 Plan"). Options granted under the 1992 Plan could be either incentive options or non-statutory options and could be granted under terms similar to those of incentive and non-statutory options that may be granted under the 1994 Plan as described above. Although the Company may not grant any more stock options under the 1992 Plan, all outstanding stock options granted under the 1992 Plan (representing 51,000 shares) remain outstanding in accordance with the terms thereof.

    401(k) Plan. The Company has established a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering certain qualified employees of the Company over the age of 21. The current 401(k) Plan was adopted in 1992. Pursuant to the 401(k) Plan, employees may elect to contribute to the current Plan a maximum of 10% of their compensation up to the statutorily prescribed annual dollar limit as adjusted each year by the Internal Revenue Service. The Company provides a matching contribution equal to 100% of the first 2.5% of such compensation of contributing employees, and the Company has the discretion to make separate non-matching contributions to all eligible employees. Amounts contributed by the Company are subject to a schedule providing for vesting over five years, and are fully vested earlier than five years upon death, disability, or normal retirement. Amounts paid in fiscal 1994, 1995, and 1996 under the 401(k) Plan to executive officers of the Company are included in the Summary Compensation Table under the column entitled "All other compensation".

EMPLOYMENT AGREEMENTS

    Messrs. Tritle and Hansen each had employment agreements with the Company. The agreements with Messrs. Tritle and Hansen were for terms of one year, which expired September 1996. These agreements were not extended.

    Pursuant to a letter agreement effective May 1996, the Company retained the services of Business Consultants, Inc. as its Chief Executive Officer. The agreement provides that Business Consultants, Inc., acting as an independent contractor, will act as Chief Executive Officer of the Company through 1/31/97. At that time, the agreement will either terminate or be renewed. The agreement between the Company and Business Consultants, Inc. provides for a monthly compensation of $12,000. In addition, Business Consultants, Inc. is entitled to a performance based bonus of up to $125,000 at January 31, 1997. The payment and the amount of the bonus depends on the achievement of certain financial goals of the Company.

    PART III, ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                  MANAGEMENT

    The following table sets forth, as of January 13, 1997, the number of shares of the Company's capital stock beneficially owned by: (1) each person who is known by the Company to beneficially own more than 5% of the Company's common and common share equivalents; (2) each of the Company's officers named in the Summary Compensation Table; (3) each director of the Company; and (4) all officers and directors as a group.

                                                          Number of common and              Percentage of common and
                                                      common share equivalents             common share equivalents
Name and address                                      beneficially owned (1,2)             beneficially owned (1,2)
--------------------------------------------       ---------------------------         -----------------------------
    Cherry Tree Ventures III                                        1,633,224                                  34.6%
      1400 Northland Plaza
      Minneapolis, Minnesota 55431
    Parsnip River Company                                           1,017,637                                  21.6
      4422 IDS Center
      Minneapolis, Minnesota 55402
    Gail Tritle (3)                                                   315,000                                     *
      5720 Smetana Drive, Suite 300
      Minnetonka, Minnesota 55343
    Dana Hansen (4)                                                    61,600                                     *
      7800 Metro Parkway, Suite 300
      Bloomington, Minnesota 55425
    H. Michael Blair (5)                                               16,300                                     *
      14500 Burnhaven Drive, Suite 141
      Burnsville, Minnesota 55337
    John Bergstrom (6)                                                  7,000                                     *
    Business Consultants, Inc.
      (Dean Bachelor)                                                      --                                     *
    All directors and officers as a group
      (three persons)                                                 338,300                                     *

---------------------------
 *       Less than 1%.
(1) A "beneficial owner" determined in accordance with the rules of the Securities and Exchange Commission possesses sole voting and investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days from the date of determination are deemed to be outstanding for purposes of computing the percentage of shares beneficially owned by the person holding such options or warrants, but are not deemed to be outstanding for purposes of computing such percentage for any other person. Except as indicated by footnote, each person or group identified has sole voting and investment power with respect to all common or common equivalent shares shown as beneficially owned by them.
(2) Includes conversion of all of the Company's Preferred Stock, 1994 Preferred Stock, and 1995 Preferred Stock into common stock.
(3) The beneficial ownership of the Company's equity securities by Mr. Tritle includes 295,000 shares of common stock (less than 1% of common stock outstanding) and 20,000 shares of common stock issuable upon exercise of options.
(4) The beneficial ownership of the Company's equity securities by Mr. Hansen includes 56,500 shares of common stock and 5,100 shares of common stock issuable upon exercise of options.
(5) The beneficial ownership of the Company's equity securities by Mr. Blair includes 7,500 shares of common stock and 8,800 shares of common stock issuable upon exercise of options.
(6) The beneficial ownership of the Company's equity securities by Mr. Bergstrom excludes common and common equivalent shares held by Cherry Tree, of which Mr. Bergstrom is an affiliate. Mr. Bergstrom disclaims beneficial ownership of such shares.


       PART III, ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                      This page intentionally left blank.

              PART III, ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

  "Part III, Item 12(a) - Exhibits" is submitted as Volume II of this Annual Report on Form 10-KSB.

       Exhibit                                                                                      Incorporation by reference
       number                         Description of exhibit                                    or location in report
    ------------        ------------------------------------------------------     ------------------------------------------------
 Articles of Incorporation and Bylaws
 ------------------------------------

         3.1          Restated Certificate of Incorporation                         See Exhibit 3.1 to the Company's Registration
                                                                                    Statement  on Form SB-2, SEC file no. 33-75432C

       3.1(a)         Certificate  of Amendment of  Certificate of Incorporation,   See Exhibit 3.1(a) to the  Company's Annual
                      filed October 30, 1995                                        Report on  Form 10-KSB for  the  fiscal year
                                                                                    ended October  31, 1995,  SEC file no. 33-75432C

         3.2          Bylaws, as amended                                            See Exhibit 3.2 to the Company's Registration
                                                                                    Statement  on Form SB-2, SEC file no. 33-75432C

         3.3          Certificate of Designation of 60,000 shares of    1994        See Exhibit 3.3 to the Company's Annual Report
                      Series Redeemable Convertible Preferred Stock ($0.01          on Form 10-KSB for the fiscal year ended October
                      par value) filed December 21, 1994.                           31, 1994, SEC file no. 33-75432C

       3.3(a)         Certificate of Amendment of Designation for 1994 Series       See Exhibit 3.3(a) to the Company's Annual
                      Redeemable Convertible Preferred Stock, filed October 30,     Report on Form 10-KSB for the fiscal year ended
                      1995.                                                         October 31, 1995, SEC file no. 33-75432C

         3.4          Certificate of Designation of 451,000 shares of 1995          See Exhibit 3.4 to the Company's Annual Report
                      Series Redeemable Convertible Preferred Stock ($0.01 par      on Form 10-KSB for the fiscal year ended October
                      value) filed Oct. 30, 1995                                    31, 1995

 Instruments Defining the Rights of Holders
 ------------------------------------------

         4.1          Indenture (including form of Note)                            See Exhibit 4.1 to  the Company's Registration
                                                                                    Statement on Form SB-2, SEC file no. 33-75432C

         4.2          Warrant Agreement (including form of Warrant)                 See Exhibit 4.2 to the Company's Registration
                                                                                    Statement  on Form SB-2, SEC file no. 33-75432C

         4.3          Deposit Agreement                                             See Exhibit 4.3 to  the Company's Registration
                                                                                    Statement on Form SB-2, SEC file no. 33-75432C

 Material Contracts
 ------------------

        10.1          Amended  Loan  Agreement  dated  February 2,  1995  by  and   See Exhibit 10.1  to the Company's Quarterly
                      between the Company and Norwest Bank South Dakota, N.A.       Report on Form 10-QSB for the  fiscal quarter
                                                                                    ended January  31, 1995, SEC file no. 33-75432C

       10.1(a)        Note Modification  Agreement  dated  as  of  May  15,  1995   See Exhibit 10.1 to the  Company's Quarterly
                      between  United Market  Services Company  and Norwest  Bank   Report on Form 10-QSB for  the fiscal  quarter
                      South Dakota,  N.A. extending  the  Amended Loan  Agreement   ended  April 30,  1995  SEC file no. 33-75432C
                      dated February 2, 1995 to June 15, 1995.


   Exhibit                                                                                Incorporation by reference
   number                       Description of exhibit                                         or location in report
------------      ------------------------------------------------------        ----------------------------------------------------
   10.1(b)        Third Addendum to  Amended Loan Agreement dated as  of July    See  Exhibit 10.1 to the Company's Quarterly Report
                  15,  1995   between  United  Market  Services  Company  and    on Form 10-QSB  for the  fiscal quarter  ended
                  Norwest Bank South Dakota,  N.A. extending the Amended Loan    July 31, 1995, SEC file no. 33-75432C
                  Agreement dated February 2, 1995 to August 15, 1995.

   10.1(c)        Waiver  letter  dated October  20,  1995,  to Amended  Loan      See Exhibit 10.1(c) to the  Company's Annual
                  Agreement Fourth Addendum dated August 11, 1995                  Report on Form 10-KSB for the fiscal year ended
                  Assignment and  Amendment of  Amended Loan  Agreement dated      October 31, 1995

   10.1(d)        September  14,  1995,  from  Norwest Bank,  SD  to  Norwest      See Exhibit 10.1(d)  to the Company's Annual
                  Agricultural Credit, Inc.                                        Report on Form 10-KSB for the fiscal year ended
                                                                                   October 31, 1995

    10.2          Amended Loan  Agreement  dated  February  2.  1995  by  and      See Exhibit 10.2 to the  Company's Quarterly
                  between  United Cattle  Company  and  Norwest  Agricultural      Report on Form 10-QSB for the fiscal  quarter
                  Credit, Inc.                                                     ended January 31,  1995, SEC file no. 33-75432C

   10.2(a)        Addendum  to Amended Loan Agreement and Security Agreement,      See Exhibit 10.2 to the  Company's Quarterly
                  both  dated  as  of  May 17,  1995,  between  United Cattle      Report on Form 10-QSB  for the  fiscal quarter
                  Company  and Norwest  Agricultural Credit,  Inc., modifying      ended April  30, 1995  SEC file no. 33-75432C
                  the Loan Agreement dated February 2, 1995

   10.2(b)        Fourth Addendum  to Amended  Loan  Agreement, dated  as  of      See Exhibit 10.2 to the Company's Quarterly
                  August 11, 1995, between United Cattle Company and  Norwest      Report  on Form 10-QSB  for the  fiscal  quarter
                  Agricultural  Credit,  Inc., modifying  the  Loan Agreement      ended  July 31,  1995, SEC file no. 33-75432C
                  dated February 2, 195.

   10.2(c)        Waiver  Letter  dated October  20,  1995,  to Amended  Loan      See Sec. 10.1(c)
                  Agreement  Fourth Addendum  dated  August 11,  1995 by  and between Company and Norwest Agricultural Credit, Inc.

   10.2(d)        Waiver letter dated  December 13, 1995,  to Loan  Agreement      See Exhibit 10.2(d)  to the Company's Annual
                  dated February 2,  1995 by and between  Company and Norwest      Report on Form 10-KSB for the fiscal year
                  Agricultural Credit, Inc.                                        ended October 31, 1995

   10.2(e)        Waiver  letter  dated March  14,  1996,  to Loan  Agreement      See Exhibit 10.2 to the  Company's Quarterly
                  dated February 2, 1995, by and  between Company and Norwest      Report on Form 10-QSB for the fiscal  quarter
                  Agricultural Credit, Inc.                                        ended January 31,  1996, SEC file no. 33-75432C

   10.2(f)        Fourth  Addendum to  Amended Loan Agreement  dated February      See Exhibit 10.2 to the Company's Quarterly
                  2, 1995, by  and between Company  and Norwest  Agricultural      Report on Form 10-QSB  for the  fiscal quarter
                  Credit, Inc.                                                     ended  April 30, 1996, SEC file no. 33-75432C

   Exhibit                                                                              Incorporation by reference
   number                    Description of exhibit                                         or location in report
------------   ------------------------------------------------------        ------------------------------------------------------
   10.2(g)     Fifth Addendum to Amended  Loan Agreement dated February 2,   See Exhibit 10.2 to the  Company's Quarterly Report on
               1995,  by  and  between Company  and  Norwest  Agricultural   Form   10-QSB  for the fiscal  quarter ended  April 30,
               Credit, Inc.                                                  1996, SEC file no. 33-75432C


   10.2(h)     Fifth Addendum to Amended Loan Agreement dated February  2,   See Exhibit 10.2 to the Company's Quarterly Report on
               1995,  by  and  between  Company  and Norwest  Agricultural   Form 10-QSB  for the  Fiscal  quarter ended  July 31,
               Credit, Inc.                                                  1996, SEC file no. 33-75432C

   10.2(i)     Sixth Addendum to Amended  Loan Agreement dated February 2,   See Exhibit 10.2 to the Company's Quarterly Report on
               1995,  by  and  between  Company and  Norwest  Agricultural   Form 10-QSB for  the fiscal  quarter  ended July  31,
               Credit, Inc.                                                  1996,  SEC file no. 33-75432C

    10.3       Master Ground  Lease dated  October  27, 1989  among  Canal   See Exhibit  10.7 to the  Company's Registration
               Capital  Corporation, Omaha  Livestock Market,  Inc., Sioux   Statement on Form SB-2, SEC file no. 33-75432C
               Falls  Stockyards Company, and the Company, as supplemented and  amended  by  Letter  Agreement  dated  July  20,  1993 between Canal Capital Corporation and the Company.

    10.4       Stockyards  Lease dated  October  27, 1989  by and  between   See Exhibit  10.8 to the  Company's Registration
               Emmber Meats Corporation  (formerly Peck Foods Corporation)   Statement on Form SB-2, SEC file no. 33-75432C
               and Canal  Capital Corporation  as assigned to  the Company
               by  Assignment  and  Assumption  dated   October  27,  1989
               between Canal Capital Corp.

   10.4(a)     First  Amendment to  Lease Dated  September 6, 1994  by and   See Exhibit  10.6(a) to the Company's Annual Report on
               between Emmber Foods, Inc. and the Company.                   Form 10-KSB for the  year ended October  31, 1994, SEC
                                                                             file no. 33-75432C

    10.5*      United Market Services Company 1992 Stock Option Plan         See  Exhibit 10.9 to  the Company's  Registration
                                                                             Statement on Form SB-2, SEC file no. 33-75432C

    10.6*      United  Market Services  Company  1994 Long-Term  Incentive   See Exhibit 10.10  to the Company's  Registration
               and Stock Option Plan                                         Statement on Form SB-2, SEC file no. 33-75432C

    10.7*      United Market Services Company 1995  Incentive Compensation   See Exhibit  10.9 to  the Company's Annual  Report on
               Program                                                       form 10-KSB for the  year ended October 31, 1994, SEC
                                                                             file  no. 33-75432C

  10.7(a)*     United Market Services  Company 1996 Incentive Compensation   See Exhibit 10.7(a) to the Company's Annual Report on
               Program                                                       Form 10-KSB for the fiscal year ended October 31, 1995



---------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601(a) of Form 10-KSB.

   Exhibit                                                                                   Incorporation by reference
   number                       Description of exhibit                                           or location in report
------------      ------------------------------------------------------        ---------------------------------------------------
    10.8          Stock  Purchase  Agreement  dated  June  26,  1989  by  and   See Exhibit 10.12  to the Company's Registration
                  between  the  Company,  Cherry Tree  Ventures  III, Parsnip   Statement on Form SB-2, SEC file no. 33-75432C
                  River Company, Mark Derus,  John C. Bergstrom, Gail Tritle,
                  Dana Hansen,  and Gordon Wilkerson as  amended by Amendment
                  No. 1 to the Stock Purchase Agreement dated  June  26, 1989
                  (the "Stock Purchase Agreement")

   10.8(a)        Amendment,  Waiver,  and  Consent  to  the  Stock  Purchase   See Exhibit  10.10(a) to  the  Company's Annual
                  Agreement dated December 22, 1994                             Report on Form 10-KSB for the year  ended October
                                                                                31, 1994, SEC  file no. 33-75432C

    10.9*         Employment  Agreement  dated  September  28,  1989  by  and   See Exhibit 10.13  to the Company's  Registration
                  between the Company and Gail Tritle                           Statement on Form SB-2, SEC file no. 33-75432C

   10.10*         Employment  Agreement  dated  September  28,  1989  by  and   See Exhibit  10.14 to the Company's  Registration
                  between the Company and Dana Hansen                           Statement on Form SB-2, SEC file no. 33-75432C

   10.11*         Employment Agreement dated February  3, 1994 by and between   See Exhibit 10.17  to the Company's Registration
                  the Company and Wiley H. Sharp III                            Statement on Form SB-2, SEC file no. 33-75432C

    10.12         Agreement  dated  September 30,  1994  by  and between  the   See Exhibit 10.14  to the Company's  Annual Report
                  Company  (operating as  Sioux  City  Livestock Market)  and   on  Form 10-KSB for the  year ended October  31,
                  United Food  and  Commercial Workers,  International  Union   1994, SEC  file no. 33-75432C
                  AFL-CIO, CLC, on behalf of Local Union No. 222

    10.13         Agreement  effective  May  15,  1992  by  and  between  the   See Exhibit  10.19 to the Company's  Registration
                  Company   and   United    Food   and   Commercial   Workers   Statement on Form SB-2, SEC file no. 33-75432C
                  International Union, AFL-CIO No. 304A

    10.14         Agreement  dated October 2, 1992 by and between the Company   See Exhibit 10.20 to  the Company's Registration
                  and United Food  and Commercial Workers  Local 22,  AFL-CIO   Statement on Form SB-2, SEC file no. 33-75432C
                  &CLC

    10.15         Memorandum of Agreement dated  June 7, 1992 by and  between   See Exhibit 10.21  to the Company's  Registration
                  the  Company  and   United  Food  and  Commercial   Workers   Statement on Form SB-2, SEC file no. 33-75432C
                  International Union, AFL-CIO-CLC, Local P-58

    10.16         Agreement dated  November  24,  1993  by  and  between  the   See Exhibit  10.22 to the  Company's Registration
                  Company   and   United    Food   and   Commercial   Workers   Statement on Form SB-2, SEC file no. 33-75432C
                  International Union Local 73A


---------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601(a) of Form 10-KSB.

       Exhibit                                                                                 Incorporation by reference
       number                         Description of exhibit                                      or location in report
    ------------        ------------------------------------------------------      ------------------------------------------------
        10.17         Agreement  dated August 24, 1994 by and between the Company   See  Exhibit 10.19 to  the Company's Annual
                      and Prudential Securities Incorporated                        Report on Form 10-KSB for the year ended October
                                                                                    31, 1994

 Other Exhibits
 --------------
        21.1          Subsidiaries of the Company                                   See Exhibit 21.1  to the  Company's Registration
                                                                                    Statement on Form SB-2, SEC file no. 33-75432C


REPORTS OF FORM 8-K

    No reports on Form 8-K were filed by the Company during the fiscal year ended October 31, 1996.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         UNITED MARKET SERVICES COMPANY


Dated:      January 27, 1997                                    By:   /s/Dean Bachelor
       --------------------------                                   -------------------------------------------------------
                                                                Dean Bachelor
                                                                Chief Executive Officer
                                                                (Principal Executive Officer)



Dated:      January 27, 1997                                    By:   /s/ H. Michael Blair
       --------------------------                                   ------------------------------------------------------
                                                                H. Michael Blair
                                                                Assistant Treasurer and Asst. Secretary
                                                                (Principal Accounting and Financial Officer)

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                              Title                                                   Date
----------------------------------------------------   ----------------------------------------------------    --------------------


/s/ Gail Tritle                                        Chairman, and Director                                  January 27, 1997
----------------------------------------------------
Gail Tritle


/s/ Dean Bachelor                                      Chief Executive Officer, and                           January 27, 1997
----------------------------------------------------   Director
Dean Bachelor                                          (Principal Executive Officer)


/s/ H. Michael Blair                                   Controller                                            January 27, 1997
-----------------------------------------------------  Assistant Treasurer and Assistant Secretary
H. Michael Blair                                       (Principal Accounting and Financial Officer)



/s/ John Bergstrom                                     Director                                             January 27, 1997
-----------------------------------------------------
John Bergstrom

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         UNITED MARKET SERVICES COMPANY


Dated:      January 27, 1997                                    By:
       --------------------------                                   ---------------------------------------------------------
                                                                    Dean Bachelor
                                                                    Chief Executive Officer
                                                                    (Principal Executive Officer)



Dated:      January 27, 1997                                    By:
       --------------------------                                   ---------------------------------------------------------
                                                                    H. Michael Blair
                                                                    Assistant Treasurer and Assistant Secretary
                                                                    (Principal Financial Officer)

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                      Title                                                  Date
-------------------------------------------    ----------------------------------------------------   --------------------



-------------------------------------------    Chairman, and Director                                 January 27, 1997
Gail Tritle


-------------------------------------------    Chief Executive Officer, and                           January 27, 1997
Dean Bachelor                                  Director
                                               (Principal Executive Officer)



-------------------------------------------    Controller, Assistant Treas and Asst Sec.              January 27, 1997
H. Michael Blair                               (Principal Financial and Accounting Officer)


-------------------------------------------    Director                                               January 27, 1997
John Bergstrom


          SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

    The Company has not sent, and does not intend to send, an annual report to security holders covering the Company's last fiscal year. Further, the Company has not sent, and does not intend to send, any proxy materials to more than ten of the Company's security holders with respect to any annual or other meeting of security holders.