Form 10QSB
period 1997-01-31
UNITED MARKET SERVICES CO
filed 1997-03-17
CIK 919861

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB


(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended:    JANUARY 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:________________ to:________________



                      Commission File Number:   33-75432C

                         UNITED MARKET SERVICES COMPANY
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                DELAWARE                                41-1642910
 ----------------------------------------  ------------------------------------
 (State of incorporation or organization)  (IRS Employer Identification Number)


                        14500 BURNHAVEN DRIVE, SUITE 141
                          BURNSVILLE, MINNESOTA  55337
             -----------------------------------------------------
             (Address and zip code of principal executive offices)

                                  612/435-7788
                          ---------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                               X   YES         NO
                              ---         ---

The number of shares outstanding of each of the issuer's classes of common equity of March 6, 1997:
               6,406,728 SHARES OF COMMON STOCK, $0.001 PAR VALUE
               ---------------------------------------------------

     Transitional Small Business Issuer Disclosure Format:        YES    X   NO
                                                              ----     ----

                      PART I, ITEM 1. FINANCIAL STATEMENTS

                 UNITED MARKET SERVICES COMPANY AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

                                                October 31,   January 31,
                                                     1996          1997
                                                 -----------    ---------
                                                               (Unaudited)
ASSETS
 Current assets:
  Cash .........................................  $2,398,188     $862,301
  Restricted cash ..............................      50,000         50,000
  Accounts receivable ..........................     315,888        543,287
  Inventories ..................................      38,341         36,085
  Prepaid expenses and other ...................      38,516         27,713
  Net assets of discontinued operations.........     719,304        197,942
                                                  ----------     ----------
  Total current assets..........................   3,560,237      1,717,328

Property and equipment
 Yard improvements..............................   5,444,073      5,444,073
 Buildings .....................................     698,310        698,310
 Machinery and equipment .......................     344,516        344,516
 Furniture and fixtures ........................      57,966         57,966
 Less: accumulated depreciation ................  (5,374,071)    (5,450,071)
                                                  ----------     ----------
 Property and equipment, net....................   1,170,794      1,094,794

 Other assets...................................     432,187         25,833
                                                  ----------     ----------
 Total assets...................................  $5,163,218     $2,837,955
                                                  ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 Current liabilities:
  Current maturities of long term debt..........  $6,050,000     $  120,000
  Accounts payable..............................     186,825        210,777
  Accrued liabilities:
   Litigation...................................     585,000        538,612
   Other .......................................     601,114        347,714
                                                  ----------     ----------
   Total current liabilities....................   7,422,939      1,202,103

 Long-term post retirement obligation...........     280,567        265,000
                                                  ----------     ----------
 Common stockholders' equity (deficit)
   Common Stock, $0.001 par value, 10,000,000 shares
   authorized, 2,891,277 shares and 5,957,169
   issued and outstanding.......................       2,891          5,957
   Additional paid-in capital ..................   4,626,624      5,374,400
   Accumulated deficit..........................  (7,169,803)    (4,025,072)
                                                  ----------     ----------
    Total common stockholders' equity (deficit).  (2,540,288)     1,355,285
                                                  ----------     ----------
    Total liabilities and stockholders'
     equity (deficit) ..........................  $5,163,218     $2,837,955
                                                  ==========     ==========




The accompanying notes are an integral part of these consolidated balance sheets.

                 UNITED MARKET SERVICES COMPANY AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                 Three Months Ended January 31,
                                                 ------------------------------
                                                        1996         1997
                                                     ----------   ----------
 OPERATING REVENUES................................  $2,055,324   $1,942,742
 OPERATING EXPENSES:
    Labor and related costs .......................     751,454      673,619
    Operating and maintenance costs ...............     923,847      819,859
    Selling, general and administrative expenses...     390,729      270,038
    Depreciation and amortization expense .........     159,000       78,500
                                                     ----------   ----------
      Total costs and operating expenses ..........   2,225,030    1,842,016
                                                     ----------   ----------
 OPERATING INCOME (LOSS) ..........................    (169,706)     100,726
 NET INTEREST EXPENSE .............................     143,719        3,000
                                                     ----------   ----------

 INCOME (LOSS) FROM CONTINUING OPERATIONS
   before extraordinary items .....................    (313,425)      97,726
                                                     ----------   ----------
 INCOME (LOSS) FROM DISCONTINUED OPERATIONS........     (13,736)          --
                                                     ----------   ----------

 EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT
   (NET OF INCOME TAXES OF $-0-) (NOTE 1) .........          --    3,047,005
                                                     ----------   ----------
 NET INCOME (LOSS)..................................   (327,161)   3,144,731
     Dividends accrued on Preferred Stock, not paid.     19,606           --
                                                      ---------   ----------
 NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK.....  ($346,767)  $3,144,731
                                                     ==========   ==========

 Earnings (loss) per share:
   Income (loss) from continuing operations before
     extraordinary item..............................    ($0.39)       $0.02
   Income (loss) from discontinued operations........     (0.02)          --
   Extraordinary gain on extinguishment of debt......        --         0.78
                                                      ---------   ----------
   Net income (loss) ................................     (0.41)        0.80
   Dividends accrued on Preferred Stock, not paid....     (0.02)          --
   Net loss attributable to Common Stock............. $   (0.43)  $     0.80
                                                      ==========  ==========
 Common weighted shares outstanding .................   811,777    3,924,349
                                                      ==========  ==========


The accompanying notes are an integral part of these consolidated financial statements.

                 UNITED MARKET SERVICES COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)





                                                               Three Months Ended January 31,

                                                               1996                     1997
                                                             ----------               ----------
OPERATING ACTIVITIES:
Net income (loss) .........................................  ($327,161)               $3,144,731
Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating activities:
   Extraordinary gain on extinguishment of debt ...........         --                (3,047,005)
   Depreciation and amortization ..........................    159,000                    78,500
   Net cash provided by (used in) discontinued operations..     40,968                   521,362
                                                             ----------               ----------
   Operating cash flow before working capital items........   (127,193)                  697,588
   Changes in operating assets and liabilities:
     Accounts receivable ..................................    285,116                  (227,399)
     Inventories ..........................................    (10,401)                    2,256
     Prepaid expenses and other ...........................    (89,140)                   10,803
     Checks written not yet presented for payments.........     36,791                        --
     Accounts payable and other accrued liabilities .......   (448,247)                  (56,305)
                                                             ----------               ----------
        Net cash provided by (used in) operating activities  ($353,074)                 $426,943

INVESTING ACTIVITIES:
  Sales (additions) of property and equipment .............    (12,660)                       --

FINANCING ACTIVITIES:
  Payments on subordinated debt ...........................         --                (1,962,830)
                                                             ----------               ----------
INCREASE (DECREASE) IN CASH ...............................   (365,734)               (1,535,887)
  Cash, beginning of year .................................    887,976                 2,398,188
                                                             ----------               ----------
  Cash, end of period .....................................  $ 522,242                $  862,301
                                                             ==========               ==========

CASH PAID (RECEIVED) DURING THE PERIOD FOR:
  Interest ................................................  $ 355,309                $       --
                                                             ==========               ==========
  Income taxes ............................................  $   1,300                $    1,300
                                                             ==========               ==========

NON CASH FINANCING ACTIVITIES:
  Extinguishment of subordinated debt .....................         --                $3,967,170
  Conversion of subordinated debt to equity ...............         --                $  750,842


 The accompanying notes are an integral part of these consolidated statements.

                 UNITED MARKET SERVICES COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

     United Market Services Company (the "Company") operates five stockyards located in Sioux Falls, South Dakota; Sioux City, Iowa; Omaha, Nebraska; St. Joseph, Missouri; and Milwaukee, Wisconsin. The Company's stockyards include four of the eight markets that provide price and volume information for the daily report published by the Agricultural Marketing Service of the U.S. Department of Agriculture.

     The Company was formed in June 1989, and in October 1989, acquired the United Stockyards Division of Canal Capital Corporation, a business with over 100 years of history in livestock marketing.

     With the current economic circumstances in the cattle industry and the Company's current financial situation, in April 1996 the Company suspended financing any new cattle contracts and has closed all existing contracts as of March 1, 1997. On August 9, 1996, the secured bank loans were repaid and the credit facility expired August 15, 1996. The Company has not negotiated a new line of credit agreement.

     During the fourth quarter of fiscal 1996, the company informed the subordinated noteholders that it would not make its quarterly interest payment due September 1, 1996 and subsequently did not pay the quarterly interest payments due on December 1, 1996, and March 1, 1997. On November 14, 1996, the Company made a settlement and exchange offer to the bondholders to accept $331 in cash and the option to receive 717 shares of the Company's common stock in exchange for each $1,000 outstanding note and the forgiveness of all unpaid interest on the debt. The offer was to expire December 20, 1996 and was extended to February 28, 1997. As of February 25, 1997 over 99% of the bondholders had accepted the offer, and of these, approximately 86% have accepted the option to receive an equity interest in the Company.

     As a result of this restructuring, the Company had, as of January 31, 1997, paid $1,963,000 in cash ,and had written off $404,000 of unamortized deferred financing costs, $235,000 of accrued interest expense and $5,930,000 of its long-term debt. The Company also issued 3,065,892 shares of common stock and recognized an extraordinary gain on extinguishment of debt of $3,047,000. The Company extended the above offer to the remaining of the bondholders until March 14, 1997, under the same terms and conditions as the original offer.

     Prior to commencement of the settlement and exchange offer, all holders of the Company's preferred stock converted their preferred stock into shares of the Company's common stock.

     The Company's current financial situation raises substantial doubt about
the Company's ability to continue as a going concern.    For the fiscal year
ended October 31, 1996, the Company experienced losses of approximately $4.9 million and significant uncertainties exist regarding the Company's ability to secure adequate financing to support future operations. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.


NOTE 2. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. They should be read in conjunction with the annual audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996.

                UNITED MARKET SERVICES COMPANY AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 2. BASIS OF PRESENTATION(CONTINUED)

     The interim financial statements presented herein as of January 31, 1997, and for the three month period ended January 31, 1996 and 1997, reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company's significant estimates include reserves for inventory losses, accounts receivable and litigation settlement.

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

                 UNITED MARKET SERVICES COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


NOTE 3. SEGMENTS OF BUSINESS

Selected data with respect to the Company's principal business segments are as follows:

                                                  Three Months Ended January 31,
                                                        1996        1997
                                                     ----------  ----------
LIVESTOCK MARKETING
Operating Revenues ................................  $2,055,324  $1,942,742
Operating costs and expenses:
   Direct operating costs and expenses.............   1,730,333   1,648,378
   Depreciation ...................................     120,000      76,000
                                                     ----------  ----------
      Total operating costs and expenses...........   1,850,333   1,724,378
                                                     ----------  ----------
Operating income ..................................     204,991     218,364


CORPORATE:
Costs and expenses:
   General and administrative expenses.............     335,697     115,138
   Interest expense on long term debt..............     143,719       3,000
   Amortization ...................................      39,000       2,500
                                                     ----------  ----------
      Total costs and expenses.....................     518,416     120,638
Income (loss) from continuing operations
 before extraordinary item.........................    (313,425)     97,726
                                                     ----------  ----------
Discontinued operations ...........................     (13,736)         --
Extraordinary gain on extinguishment of debt.......          --   3,047,005
                                                     ----------  ----------
Net income (loss) .................................    (327,161)  3,144,731
   Dividends accrued on Preferred Stock,
    not yet paid...................................      19,606          --
                                                     ----------  ----------
Net income (loss) attributable to Common Stock.....   ($346,767) $3,144,731
                                                     ==========  ==========


CAPITAL EXPENDITURES
Livestock marketing:
   Additions to property and equipment.............    ($12,660) $       --
                                                     ==========  ==========


ANIMAL UNITS HANDLED ..............................     273,711     222,194
                                                     ==========  ==========


            PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     Stockyard animal unit volumes and revenues continue to decline in direct response to the difficult markets and corresponding decline in numbers of smaller farmer/producers. Animal unit volumes were 18.8% lower than last year's first quarter. The extreme pressure on producer costs, principally higher corn prices, has caused severe distress for some of Company's cattle and hog customers, resulting in fewer smaller producers who are the typical stockyards customer.

     With the continued upheaval and uncertainty in the grain and cattle markets, management judged that it was not economically prudent for the Company to continue financing new cattle purchases in the current environment. Consequently, the Company notified its existing customers in April, 1996, that it was suspending its cattle finance business and the Company closed all financing contracts as of March 1, 1997.

     During the third quarter 1996, the Company recorded an additional $400,000 reserve reflecting a ruling by the Minnesota Court of Appeals allowing punitive damages related to a September 1995 jury award (See Part II, Item I Legal Proceedings). An appeal to the Minnesota Supreme Court was made on January 15, 1997, and the outcome is expected to be known by April 15, 1997.

     During the fourth quarter of fiscal 1996, the Company informed the subordinated noteholders that it would not make its quarterly interest payment due September 1, 1996, and subsequently did not pay the quarterly interest payments due on December 1, 1996 and March 1, 1997. On November 14, 1996, the Company made a settlement and exchange offer to the bondholders to accept $331 in cash and the option to receive 717 shares of the Company's common stock in exchange for each $1,000 outstanding note and the forgiveness of all unpaid interest on the debt. The offer expired on December 20, 1996 and was extended to February 28, 1997. As of February 25, 1997 over 99% of the bondholders had accepted the offer, and of these, approximately 86% have accepted the option to receive an equity interest in the Company.

     As a result of this restructuring, the Company had paid as of January 31, 1997 $1,963,000 in cash, wrote off $404,000 of unamortized deferred financing costs, $235,000 of accrued interest expense and $5,930,000 of its long-term debt. The Company also issued 3,065,892 shares of common stock and recognized an extraordinary gain on extinguishment of debt of $3,047,000. The Company extended the above offer to the remaining bondholders until March 14, 1997, under the same terms and conditions as the original offer.

     Prior to commencement of the settlement and exchange offer, all holders of the Company's preferred stock converted their preferred stock into shares of the Company's common stock.

            PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED JANUARY 31, 1996 AND 1997

Livestock Marketing
-------------------

     Operating Revenues. For the three months ended January 31, 1997, the Company's livestock marketing revenues, principally yardage and commission revenues, were $1,942,742 down 5.5% from the $2,055,324 of such business recorded in the comparable 1996 period. This decrease in revenues relates primarily to a 18.8% reduction in the animal marketing units handled from 273,711 for the first quarter of 1996 to 222,194 for the same period in 1997, principally due to the significant volume reduction at the Sioux City and Omaha markets.

     Direct Operating Costs and Expenses. Operating costs and expenses in the Company's livestock marketing segment include labor and benefits, operating and maintenance expenses, depreciation, and unit-level general and administrative costs. For the first quarter of fiscal 1997, these costs and expenses totaled $1,724,378, a decrease of 6.8% from 1996's comparable figure of $1,850,333, partially reflecting the decreased volume of business. Depreciation expense decreased 36.7% from $120,000 in 1996 to $76,000 in first quarter 1997, primarily due to a 1996 writedown of impaired assets at all locations.

     Operating Income. Overall, as a result of the aforementioned factors, operating income from the livestock marketing operations of $218,364 in the first quarter of 1997 represented an increase of 6.5% from the $204,991 of such income recorded in the 1996 period.

Corporate
---------

     Total Costs and Expenses. Corporate level costs and expenses are defined to include general and administrative costs, interest expense on the Company's long-term debt, and amortization of the offering costs associated with such debt. Total costs and expenses for the first quarter of 1997 were $120,638, down 76.7% from the $518,416 of such cost recorded in the comparable period in 1996. General and administrative expenses for the first quarter of 1997 totaled $115,138 a decrease of 65.7% from the $335,697 of such costs reported in 1996. Included in the first quarter 1996 was a $52,063 restructuring expense charge. Interest expense on long-term debt totaled $3,000 in 1997 and $143,719 in 1996. Amortization expense was $2,500 in 1997 and $39,000 in 1996, as a result of the write off of the deferred financing costs.

     Income (Loss) from Continuing Operations Before Extraordinary Item. Due to the factors discussed above, the operating net income reported for the first quarter of 1997 from continuing operations was $97,726, compared to an operating loss of $313,425 reported in 1996.

     Discontinued operations. Loss from discontinued operations of $13,736 in first quarter 1996 reflects management's decision to exit the cattle leasing business in the second quarter of 1996.

     Income Taxes. The Company recorded no income tax expense during the first quarter of 1996 or 1997 .

     Extraordinary Item. Extraordinary item of $3,047,005 reflects the restructuring of the Company's subordinated debt. The principal components of the extraordinary gain are as follows:


             Extinguishment of subordinated debt       $5,930,000
             Cash payments to former noteholders       (1,962,830)
             Writeoff of deferred bond costs             (403,854)
             Forgiveness of accrued interest              234,531
                                                       ----------
                 Subtotal                               3,797,847
             Conversion of debt to equity                (750,842)
                                                       ----------
             Net extraordinary gain                    $3,047,005
                                                       ==========


     The Company estimates that taxes related to the extraordinary gain will be minimal as the debt extinguishment will be offset directly against the net operating losses.

            PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Net Income (Loss); Net Income (Loss) Attributable to Common Stock. Net income reported for the first quarter of 1997 was $3,144,731, compared to a net loss of $346,767 reported in the comparable 1996 period.

     Net income or loss attributable to the Company's Common Stock was affected by dividends accrued on its Cumulative Redeemable Convertible Preferred Stock (the "Preferred Stock"), 1,568,500 shares of which were outstanding as of January 31, 1996. Dividends accumulated at a rate of $0.05 per share per year. During the first quarter of 1996 the Company recorded $19,606 related to this dividend requirement. There were no dividend requirements on either the Company's 1994 Series Redeemable Convertible Preferred Stock (the "1994 Preferred Stock") or its 1995 Series Redeemable Convertible Preferred Stock (the "1995 Preferred Stock").


Liquidity and Capital Resources
-------------------------------

     The following table sets forth, as of the dates indicated, certain balance sheet items as a percentage of total assets and the percentage increase or decrease in such items from the prior date.




                                               Oct 31  Jan 31,
                                                1996    1997    1996 vs.1997
                                               ------   ----    ------------
Discontinued operations .....................  13.9%     7.0%      (72.5%)
Livestock Marketing:
     Net identifiable assets.................  30.3     60.0         8.8
Corporate
     Cash....................................  47.4     32.2       (62.7)
     Other assets............................   8.4      0.9       (94.0)
     Current liabilities..................... 143.8     42.4       (83.8)
     Long-term post retirement obligation....   5.4      9.9          --
Common stockholders' equity (deficit)........ (49.2)    47.8         N/A


     See recent developments for a discussion concerning the Company's liquidity position and capital resources.



                      PART II, ITEM 1. LEGAL PROCEEDINGS


     Orville Molenaar v. United Cattle Company v. Michael J. Frank, Case No. C2-94-10225 (Minn. D. Ct.). Orville Molenaar has sued UCC in state court for conversion of cattle he alleges to own. This action relates to cattle Mr. Molenaar allegedly placed with Michael J. Frank. Mr. Molenaar claims that cattle he owned were part of the cattle UCC recovered from Mr. Frank pursuant to the certain replevin orders dated October 11, 1994. UCC filed a third party complaint against Mr. Frank in this action. On September 14, 1995, a jury determined that UCC committed conversion and was liable for $59,375 in compensatory damages and $400,000 in punitive damages. On October 19, 1995, the punitive damages were vacated by the court and the compensatory claim was upheld. On December 20, 1995, UCC was granted summary judgment in its third party action against Mr. Frank for indemnification, and UCC was awarded $59,375 in damages plus $9,000 for attorneys fees. Mr. Molenaar filed an appeal with the Minnesota Court of Appeals seeking to overturn the vacating of the punitive damages, and UCC filed a cross-appeal with respect to the compensatory damage award. In an order dated July 30, 1996, the Court of Appeals reversed the trial court's decision to vacate the punitive damages award and denied UCC's cross-appeal. The Court of Appeals remanded the matter to the district court to determine whether the amount of the jury's punitive damages award was excessive. On January 15, 1997, the district court held a hearing on that issue, at which time UCC asked the court to reduce the award to a nominal amount based on UCC's financial situation. A decision is expected by April 15, 1997. On February 28, 1997, United Cattle Company obtained a settlement with Mr. Frank for $35,000, releasing Mr. Frank's judgement by UCC.

                     PART II, ITEM 2. CHANGES IN SECURITIES

     On November 14, 1996, the Company made a settlement and exchange offer to the bondholders to accept $331 in cash and the option to receive 717 shares of the Company's common stock in exchange for each $1,000 outstanding note and the forgiveness of all unpaid interest on the notes. As of February 25, 1997, over 99% of the bondholders have accepted the offer, and of these, approximately 86% have accepted the option to receive an equity interest in the Company.

     Since February 29, 1996, the Company has continued to be out of compliance with Article Ten, Section 1012 of the Indenture governing the terms of the notes with respect to maintenance of minimum net worth. The Company also defaulted on the interest payments which were due on September 1, 1996, December 1, 1996 and March 1, 1997.



                PART II, ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Since February 29, 1996, the Company has continued to be out of compliance with Article Ten, Section 1012 of the Indenture governing the terms of its outstanding Subordinated Notes with respect to the maintenance of a minimum net worth. In addition, the Company defaulted on its quarterly interest payment due September 1, 1996, December 1, 1996 and March 1, 1997. During the Quarter Ended January 31, 1997, the Company commenced a settlement and exchange offer and offered to exchange $331 in cash and an optional 717 shares for each $1,000 principal amount of outstanding Subordinated Notes. As of February 25, 1997, over 99% of the noteholders had accepted the offer and the total principal amount of Subordinated Notes currently outstanding is $40,000.



               PART II, ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     None

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended
     January 31, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         UNITED MARKET SERVICES COMPANY


Dated:  March 14, 1997                    By: /s/Dean Bachelor
       ----------------                       -----------------------------
                                              Dean Bachelor
                                              Chief Executive Officer
                                              (Principal Executive Officer)




Dated:  March 14, 1997                    By: /s/H. M. Blair
       ----------------                       -----------------------------
                                              H.M. Blair
                                              Controller and Assistant Treasurer
                                              (Principal Financial Officer)