Form 10QSB
period 1997-04-30
UNITED MARKET SERVICES CO
filed 1997-06-11
CIK 919861

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

(Mark one)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                   OF 1934


                 For the quarterly period ended: April 30, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

             For the transition period from: ________ to: _________



                       Commission File Number: 33-75432C

                         UNITED MARKET SERVICES COMPANY
                         ------------------------------
       (Exact name of small business issuer as specified in its charter)


             Delaware                              41-1642910
             --------                              ----------
 (State of incorporation or organization)  (IRS Employer Identification Number)


                        14500 Burnhaven Drive, Suite 141
                          Burnsville, Minnesota  55337
                          ----------------------------
                    (Address of principal executive offices)


                                 (612)435-7788
                                 -------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section
   13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                 X  Yes     No
                                ----    ----

The number of shares outstanding of each of the issuer's classes of common equity as of June 9, 1997:
              6,636,885 shares of Common Stock $0.001 par value
              -------------------------------------------------
(assuming all shares of common stock issuable pursuant to the settlement and
----------------------------------------------------------------------------
exchange offer are outstanding)
------------------------------

      Transitional Small Business Issuer Disclosure Format:     Yes  X  No
                                                            ----    ----

                     PART I, ITEM 1.  FINANCIAL STATEMENTS

                UNITED MARKET SERVICES COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                  October 31,    April 30,
                                                                     1996         1997
                                                                  -----------  -----------
                                                                               (Unaudited)
ASSETS
Current assets:
 Cash ..........................................................   $2,398,188   $1,150,953
 Restricted cash ...............................................       50,000       50,000
 Accounts receivable ...........................................      315,888      409,653
 Inventories ...................................................       38,341       10,526
 Prepaid expenses and other ....................................       38,516       73,679
 Net assets of discontinued operations .........................      719,304           --
                                                                  -----------  -----------
 Total current assets ..........................................    3,560,237    1,694,811

Property and equipment
 Yard improvements .............................................    5,444,073    5,444,073
 Buildings .....................................................      698,310      698,310
 Machinery and equipment .......................................      344,516      344,516
 Furniture and fixtures ........................................       57,966       57,966
 Less: accumulated depreciation ................................   (5,374,071)  (5,507,571)
                                                                  -----------  -----------
 Property and equipment, net ...................................    1,170,794    1,037,294

Other assets ...................................................      432,187       23,334
                                                                  -----------  -----------
 Total assets ..................................................   $5,163,218   $2,755,439
                                                                  ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Current maturities of long term debt ..........................   $6,050,000       30,000
 Accounts payable ..............................................      186,825      232,181
 Accrued liabilities:
  Litigation ...................................................      585,000      507,052
  Other ........................................................      601,114      223,100
                                                                  -----------      -------
Total current liabilities ......................................    7,422,939      992,333

Long - term post retirement obligation .........................      280,567      248,055
                                                                  -----------  -----------

COMMON STOCK HOLDERS' EQUITY (DEFICIT)
 Common stock, $0.001 par value, 10,000,000 shares authorized,
 2,891,277 shares and 6,636,885 shares issued and outstanding ..        2,891        6,637
 Additional paid-in capital ....................................    4,626,624    5,372,000
 Accumulated deficit ...........................................   (7,169,803)  (3,863,586)
                                                                  -----------  -----------
 Total common stockholders' equity (deficit) ...................   (2,540,288)    1,515,051
                                                                  -----------  -----------
  Total liabilities and stockholders' investment ...............   $5,163,218   $2,755,439
                                                                  ===========  ===========


The accompanying notes are an integral part of these consolidated balance sheets.

                UNITED MARKET SERVICES COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF  INCOME
                                  (UNAUDITED)



                                                        Three Months Ended April 30,    Six Months Ended April 30,
                                                        ------------------------------  ----------------------------
                                                             1996            1997            1996           1997
                                                             ----            ----            ----           ----
OPERATING REVENUES ...................................      $1,986,218      $1,947,909     $4,041,542     $3,890,651
OPERATING EXPENSES:
 Labor and benefits ..................................         718,879         656,795      1,470,333      1,330,414
 Operations and maintenance ..........................         992,865         824,508      1,916,712      1,644,367
 Selling, general, and administrative expenses .......         319,824         251,702        710,553        521,740
 Depreciation and amortization expense ...............         159,000          60,000        318,000        138,500
 Restructuring reserves and asset writedowns .........       1,565,000              --      1,565,000             --
                                                        --------------  --------------  -------------  -------------
 Total costs and operating expenses ..................       3,755,568       1,793,005      5,980,598      3,635,021
                                                        --------------  --------------  -------------  -------------
OPERATING INCOME (LOSS) ..............................      (1,769,350)        154,904     (1,939,056)       255,630
NET INTEREST EXPENSE .................................         143,721          (3,000)       287,440             --
                                                        --------------  --------------  -------------  -------------
INCOME (LOSS) BEFORE INCOME TAXES ....................      (1,913,071)        157,904     (2,226,496)       255,630
 Income tax expense ..................................         438,000              --        438,000             --
                                                        --------------  --------------  -------------  -------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS .........      (2,351,071)        157,904     (2,664,496)       255,630
                                                        --------------  --------------  -------------  -------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS ...........        (804,007)             --       (817,743)            --
                                                        --------------  --------------  -------------  -------------

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT .........              --           3,582             --      3,050,587
                                                        --------------  --------------  -------------  -------------

NET INCOME (LOSS) ....................................      (3,155,078)        161,486     (3,482,239)     3,306,217
 Dividends accrued on Preferred Stock, not yet paid ..          19,607              --         39,213             --
                                                        --------------  --------------  -------------  -------------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK .......     ($3,174,685)       $161,486    ($3,521,452)    $3,306,217
                                                        ==============  ==============  =============  =============


Earnings (loss) per share:
 Income (loss) before extraordinary items ............           (2.90)           0.02          (3.28)          0.05
 Loss from discontinued operations ...................           (0.99)             --          (1.01)            --
 Extraordinary gain on extinguishment of debt ........              --              --             --           0.58
                                                        --------------  --------------  -------------  -------------
 Net income (loss) ...................................           (3.89)           0.02          (4.29)          0.63
 Dividends accrued on Preferred Stock, not yet paid ..           (0.02)             --          (0.05)            --
 Net income (loss) attributable to Common Stock ......          ($3.91)          $0.02         ($4.34)         $0.63
                                                        ==============  ==============  =============  =============


Common weighted shares outstanding ...................         811,777       6,636,885        811,777      5,280,617
                                                        ==============  ==============  =============  =============


The accompanying notes are an integral part of these consolidated financial statements.

                UNITED MARKET SERVICES COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF  CASH FLOWS
                                  (UNAUDITED)



                                                          Six Months Ended April 30,
                                                             1996         1997
                                                             ----         ----
OPERATING ACTIVITIES:
Net  income (loss) ....................................   ($3,482,239)  $3,306,217
Adjustments to reconcile net  income (loss) to net cash
provided by (used in) operating activities:
  Extraordinary gain on extinguishment of debt ........            --   (3,050,587)
  Depreciation and amortization .......................       318,000      138,500
  Net cash provided by discontinued operations ........       625,283      719,304
  Change in deferred tax ..............................       438,000           --
                                                              -------      -------
  Operating cash flow before working capital items ....    (2,100,956)   1,113,434
Changes in operating assets and liabilities:
Accounts receivable ...................................        35,062      (93,765)
Income tax refunds receivable .........................       124,045           --
Inventories ...........................................        (3,787)      27,815
Prepaid expenses and other ............................       (56,905)     (35,163)
Checks written, not yet presented for payments ........        91,407           --
  Accounts payable, other accrued liabilities, and post
   retirement obligation ..............................     1,145,163     (263,591)
                                                            ---------     --------
 Net cash provided by (used in) operating activities ..     ($765,971)    $748,730
                                                            ---------     --------

INVESTING ACTIVITIES:
 Additions to property and equipment ..................        (8,796)          --
                                                               ------     --------

FINANCING ACTIVITIES:
 Payments on subordinated debt ........................            --   (1,995,965)
                                                               ------   ----------

DECREASE IN CASH ......................................     (774,767)   (1,247,235)
 Cash, beginning of year ..............................       887,976    2,398,188
                                                              -------    ---------
 Cash, end of period ..................................      $113,209   $1,150,953
                                                           ==========   ==========

CASH PAID DURING THE PERIOD FOR:
 Interest .............................................      $695,490          $--
                                                             ========          ===
 Income taxes .........................................     ($129,069)     ($1,300)
                                                            =========      =======

NON CASH FINANCING ACTIVITIES:
 Extinguishment of subordinated debt ..................            --   $4,024,035
 Conversion of subordinated debt ......................            --     $749,122



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

     With the unfavorable economic circumstances in the cattle industry and the Company's financial situation in April 1996, the Company suspended financing any new cattle contracts and has closed all existing contracts as of March 1, 1997. On August 9, 1996, the secured bank loans were repaid and the credit facility expired August 15, 1996. The Company has not negotiated a new line of credit.

     During the fourth quarter of fiscal 1996, the Company informed its subordinated noteholders that it would not make its quarterly interest payment due September 1, 1996 and subsequently did not pay the quarterly interest payments due on December 1, 1996, and March 1, 1997. On November 14, 1996, the Company made a settlement and exchange offer to the noteholders to accept $331 in cash and the option to receive 717 shares of the Company's common stock in exchange for each $1,000 principal amount in outstanding notes and the forgiveness of all unpaid interest on the debt. The offer was to expire December 20, 1996 and was extended to March 14, 1997. As of April 30, 1997 over 99% of the noteholders had accepted the offer, and of these, approximately 86% accepted the option to receive an equity interest in the Company. Four subordinated noteholders, representing $35,000 in notes, did not accept the offer and the Company purchased their subordinated notes at par. There are no remaining subordinated notes as of June 9, 1997.

     As a result of this restructuring, the Company had, as of April 30, 1997, paid $1,996,000 in cash, and had written off $404,000 of unamortized deferred financing costs, $240,000 of accrued interest expense and $6,015,000 of its long-term debt. The Company is also committed to issue 3,745,608 shares of common stock to the noteholders who elected to take equity in the settlement and exchange offer. Most of these shares have already been issued. The Company recognized and extraordinary gain on extinguishment of debt of $3,051,000.

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

                UNITED MARKET SERVICES COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


NOTE 2.  BASIS OF PRESENTATION (CONTINUED)

     The interim financial statements presented herein as of April 30, 1997, and for the three and six month periods ended April 30, 1996 and 1997, reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company's significant estimates include reserves for inventory losses, accounts receivable, and litigation settlement.

     Quarterly operating results are typically affected by seasonal factors related to the cattle production cycle. As a consequence of these factors, the results of operations for any interim period are not necessarily indicative of results for the full year.

                UNITED MARKET SERVICES COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


NOTE 3. SEGMENTS OF BUSINESS

     Selected data with respect to the Company's principal business segments are as follows:

                                                  Three Months Ended April 30,    Six Months Ended April 30,
                                                 ------------------------------  ----------------------------

                                                       1996            1997            1996           1997
                                                       ----            ----            ----           ----
LIVESTOCK MARKETING
Operating Revenues ............................      $1,986,218      $1,947,909     $4,041,542     $3,890,651
Operating costs and expenses:
 Direct operating costs and expenses ..........       1,773,366       1,633,275      3,503,699      3,281,654
 Depreciation .................................         120,000          57,500        240,000        133,500
                                                    -----------      ----------    -----------     ----------
  Total operating costs and expenses ..........       1,893,366       1,690,775      3,743,699      3,415,154
                                                    -----------      ----------    -----------     ----------
Operating income ..............................          92,852         257,134        297,843        475,497

CORPORATE:
Costs and expenses:
 General and administrative expenses ..........         258,202          99,730        593,899        214,867
 Restructuring reserve and asset writedowns ...       1,565,000              --      1,565,000             --
 Interest expense on long term debt ...........         143,721          (3,000)       287,440             --
 Amortization .................................          39,000           2,500         78,000          5,000
                                                    -----------      ----------    -----------     ----------
  Total costs and expenses ....................       2,005,923          99,230      2,524,339        219,867
                                                    -----------      ----------    -----------     ----------
Income (loss) before income tax ...............      (1,913,071)        157,904     (2,226,496)       255,630
Income tax expense ............................         438,000              --        438,000             --
                                                    -----------      ----------    -----------     ----------
Income (loss) from continuing operations before
  extraordinary items .........................      (2,351,071)        157,904     (2,664,496)       255,630
Discontinued operations .......................        (804,007)             --       (817,743)            --
Extraordinary gain on extinguishment of debt ..              --           3,582             --      3,050,587
                                                    -----------      ----------    -----------      ---------
Net income (loss) .............................      (3,155,078)        161,486     (3,482,239)     3,306,217
 Dividends accrued on Preferred Stock, not yet
  paid ........................................          19,607              --         39,213             --
                                                    -----------      ----------    -----------     ----------
Net income (loss) attributable to Common Stock      ($3,174,685)       $161,486    ($3,521,452)    $3,306,217
                                                    ===========      ==========    ===========     ==========

CAPITAL EXPENDITURES:
Livestock marketing:
 Additions (sales) of property and equipment ..         ($3,864)            $--         $8,796            $--
                                                    -----------      ----------    -----------     ----------

ANIMAL UNITS HANDLED ..........................         262,236         244,188        535,947        466,382
                                                    ===========      ==========    ===========     ==========

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT DEVELOPMENTS

     Stockyard animal unit volumes and revenues continue to decline in direct response to the difficult markets and corresponding decline in numbers of smaller farmer/producers. Animal unit volumes in the first 6 months of fiscal year 1997 were 13% lower than last year's first half. The extreme pressure on producer costs has caused severe distress for some of the Company's cattle and hog customers, resulting in fewer smaller producers who are the typical stockyards customer.

     With the continued upheaval and uncertainty in the grain and cattle markets, management judged that it was not economically prudent for the Company to continue financing new cattle purchases in the current environment. Consequently, the Company notified its existing customers in April, 1996 that it was suspending its cattle finance business and the Company closed all financing contracts as of March 1, 1997.

     During the third quarter 1996, the Company recorded an additional $400,000 reserve reflecting a ruling by the Minnesota Court of Appeals allowing punitive damages related to a September 1995 jury award (See Part II, Item 1. Legal Proceedings). An appeal to the Minnesota Supreme Court was made on January 15, 1997, and the damages award was upheld in April 1997. On May 29, 1997 a settlement was reached and a satisfaction of judgement was entered in Dakota County District Court.

     During the fourth quarter of fiscal 1996, the Company informed the subordinated noteholders that it would not make its quarterly interest payment due September 1, 1996, and subsequently did not pay the quarterly interest payments due on December 1, 1996 and March 1, 1997. On November 14, 1996, the Company made a settlement and exchange offer to the bondholders to accept $331 in cash and the option to receive 717 shares of the Company's common stock in exchange for each $1,000 principal amount in outstanding notes and the forgiveness of all unpaid interest on the debt. The offer expired on December 20, 1996 and was extended to March 14, 1997. As of April 30, 1997 over 99% of the bondholders had accepted the offer, and of these, approximately 86% have accepted the option to receive an equity interest in the Company. Four subordinated noteholders, representing $35,000 in notes, did not accept the offer and the Company purchased their subordinated notes at par. There are no remaining subordinated notes at this time.


     As a result of this restructuring, the Company had, as of April 30, 1997, paid $1,996,000 in cash, and had written off $404,000 of unamortized deferred financing costs, $240,000 of accrued interest expense and $6,015,000 of its long-term debt. The Company is also committed to issue 3,745,608 shares of common stock to the noteholders who elected to take equity in the settlement and exchange offer. Most of these shares have been issued as of April 30, 1997. The Company recognized an extraordinary gain on extinguishment of debt of $3,051,000 for the six months ended April 30, 1997.

     Prior to commencement of the settlement and exchange offer, all holders of the Company's preferred stock converted their preferred stock into shares of the Company's common stock.


Comparison of the Second Quarter of Fiscal 1996 and the Second Quarter of Fiscal 1997

Livestock Marketing

     Operating Revenues. For the three months ended April 30, 1997, the Company's livestock marketing revenues, principally yardage and commission revenues, were $1,947,909, a decrease of 1.9% from the $1,986,218 of such business recorded in the comparable 1996 period. This decrease in revenues relates primarily to a 6.9% reduction in the animal marketing units handled from 262,236 for the second quarter of 1996 to 244,188 for the same period in 1997, principally due to the significant volume reduction at the Sioux City and Omaha markets.

     Direct Operating Costs and Expenses. Operating costs and expenses in the Company's livestock marketing segment include labor and benefits, operating and maintenance expenses, depreciation, and unit-level general and administrative costs. For the second quarter of fiscal 1997, these costs and expenses totaled $1,690,775, a decrease of 10.7% from the comparable figure of $1,893,366 in 1996, partially reflecting the decreased volume of business. Depreciation expense decreased 52.1% from 120,000 in 1996 to $57,500 in the second quarter 1997, primarily due to a 1996 writedown of impaired assets at all locations.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of the Second Quarter of Fiscal 1996 and the Second Quarter of Fiscal 1997 (continued)

Livestock Marketing (continued)

     Operating Income. Overall, as a result of the aforementioned factors, operating income from the livestock marketing operations of $257,134 in the second quarter of 1997 represented an increase of 176.9% from the $92,852 of such income reported in the 1996 period.


Corporate

     Total Costs and Expenses. Corporate level costs and expenses are defined to include general and administrative costs, interest expense on the Company's long-term debt, and amortization of the offering costs associated with such debt. Total costs and expenses for the second quarter of 1997 were $99,230, down 95.5% from the $2,005,923 of such costs recorded in the comparable period in 1996. General and administrative expenses for the second quarter of 1997 totaled $99,730 a decrease of 61.4% from the $258,202 of such costs reported in 1996. Included in the second quarter 1996 was a $1,565,000 restructuring expense charge. Interest expense (income) on long-term debt totaled ($3,000)
in 1997 and $143,721 in 1996.   Amortization expense was $2,500 in 1997 as a
result of the writeoff of the deferred financing costs, and $39,000 in 1996.

     Income (Loss) from continuing Operations Before Extraordinary Items. Due to the factors discussed above, the operating net income reported for the second quarter 1997 from continuing operations was $157,904, compared to an operating loss of $2,351,071 reported in 1996.

     Discontinued Operations. Loss from discontinued operations of $804,007 in the second quarter 1996 reflects management's decision to exit the cattle finance business in the second quarter of 1996.

     Income Taxes. The Company recorded no income tax expense during the second quarter of 1997, while 1996 included a $438,000 writeoff of deferred tax benefit no longer considered realizable.

     Extraordinary Item. Extraordinary item of $3,050,587 reflects restructuring of the Company's subordinated debt. The principal components of the extraordinary gain are as follows:


                                              Current Qtr.  First Half
                                              ------------  -----------

         Extinguishment of subordinated debt       $90,000   $6,020,000
         Cash payments to former noteholders       (33,139)  (1,995,965)
         Writeoff of deferred bond costs                --     (403,853)
         Forgiveness of accrued interest             5,000      239,527
                                                   -------   ----------
          Subtotal                                  61,861    3,859,709
         Conversion of debt to equity                1,721     (749,122)
                                                   -------   ----------
         Extraordinary gain before tax              63,582    3,110,587
         Taxes                                     (60,000)     (60,000)
                                                   -------   ----------
         Net extraordinary gain                     $3,582   $3,050,587


The Company estimates that taxes related to the extraordinary gain will be minimal.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of the Second Quarter of Fiscal 1996 and the Second Quarter of Fiscal 1997 (continued)

     Net Income (Loss); Net Income (Loss) Attributable to Common Stock. Net income reported for the second quarter of 1997 was $161,486, compared to a net loss of $3,174,685 reported in the comparable 1996 period.

     Net income or loss attributable to the Company's Common Stock in 1996 was affected by dividends accrued on its Cumulative Redeemable Convertible Preferred Stock (the "Preferred Stock"), 1,568,500 shares of which were outstanding as of April 30, 1996. Dividends accumulated at a rate of $0.05 per share per year. During the second quarter of 1996 the Company recorded $19,607 related to this dividend requirement. There were no dividend requirements on either the Company's 1994 Series Redeemable Convertible Preferred Stock (the "1994 Preferred Stock") or its 1995 Series Redeemable Convertible Preferred Stock (the "1995 Preferred Stock").


Comparison of the Six Months Ended April 30, 1996 and the Six Months Ended April 30, 1997

Livestock Marketing

     Operating Revenues. For the six months ended April 30, 1997, the Company's livestock marketing revenues, principally yardage and commission revenues, were $3,890,651 down 3.7% from the $4,041,542 of such business recorded in the comparable 1996 period. This decrease in revenues relates primarily to a 13.0% reduction in the animal marketing units handled from 535,947 for the first half of 1996 to 466,382 for the same period in 1997, principally due to significant volume reduction at the Sioux City and Omaha markets.

     Direct Operating Costs and Expenses. Operating costs and expenses in the Company's livestock marketing segment include labor and benefits, operating and maintenance expenses, depreciation, and unit-level general and administrative costs. For the second quarter of fiscal 1997, these costs and expenses totaled $3,415,154, a decrease of 8.8% from 1996's comparable figure of $3,743,699, partially reflecting a decreased volume of business. Depreciation expense decreased 44.4% from $240,000 in 1996 to $133,500 in second quarter 1997, primarily due to a 1996 writedown of impaired assets at all locations.

     Operating Income. Overall, as a result of the aforementioned factors, operating income from the livestock marketing operations of $475,497 in the second quarter of 1997 represented an increase of 59.6% from the $297,843 of such income recorded in the 1996 period.

Corporate

     Total Costs and Expenses. Corporate level costs and expenses are defined to include general and administrative costs, interest expense on the Company's long-term debt, and amortization of the offering costs associated with such debt. Total costs and expenses for the first half of 1997 were $219,867, down 89.0% from the $2,005,923 of such costs recorded in the comparable period in 1996. General and administrative expenses for the second quarter of 1997 totaled $214,867 a decrease of 63.8% from the $593,899 of such costs reported in 1996. Included in the second quarter 1996 was a $1,565,000 restructuring expense and asset writedown charge. Interest expense on long-term debt totaled $-0- in 1997 and $287,440 in 1996. Amortization expense was $5,000 in 1997 and $78,000 in 1996, as a result of the writeoff of the deferred financing costs.

     Income Taxes. The Company recorded no income tax expense during the second quarter of 1997, while 1996 included a $438,000 writeoff of deferred tax benefit no longer considered realizable.

     Income (Loss) from Continuing Operations Before Extraordinary Item. Due to the factors discussed above, the operating net income reported for the first half of 1997 from continuing operations was $255,630, compared to an operating loss of $2,664,496 reported in 1996.

     Discontinued Operations. Loss from discontinued operations of $817,743 in the first half of 1996 reflects management's decision to exit the cattle finance business in the second quarter of 1996.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of the Six Months Ended April 30, 1996 and the Six Months Ended April 30, 1997 (continued)

     Extraordinary Item. Extraordinary item of $3,050,587 reflects the restructuring of the Company's subordinated debt.

     Net Income (Loss); Net Income (Loss) Attributable to Common Stock. Net income reported for the first half of 1997 was $3,306,217, compared to a net loss of $3,521,452 reported in the comparable 1996 period.

     Net income or loss attributable to the Company's Common Stock in 1996 was affected by dividends accrued on its Cumulative Redeemable Convertible Preferred Stock (the "Preferred Stock"), 1,568,500 shares of which were outstanding as of April 30, 1996. Dividends accumulated at a rate of $0.05 per share per year. During the first quarter of 1996 the Company recorded $39,213 related to this dividend requirement. There were no dividend requirements on either the Company's 1994 Series Redeemable Convertible Preferred Stock (the "1994 Preferred Stock") or its 1995 Series Redeemable Convertible Preferred Stock (the "1995 Preferred Stock").


Liquidity and Capital Resources

     The following table sets forth, as of the dates indicated, certain balance sheet items as a percentage of total assets and the percentage increase or decrease in such items from the prior date.


                                             Oct 31,   April 30,
                                               1996      1997     1996 vs. 1997
                                               ----      ----     -------------
  Discontinued operations ................     13.9%       0.0%           N/A
  Livestock Marketing:
   Net identifiable assets ...............     30.3       52.9            4.5
  Corporate:
   Cash ..................................     47.4       43.6          (49.1)
   Other assets ..........................      8.4        3.5          (94.6)
   Current liabilities ...................    143.8       36.0          (30.0)
   Long-term post retirement obligation ..      5.4        9.0          (11.6)
  Common stockholder's equity (deficit) ..    (49.2)      55.0            N/A




See recent developments for a discussion concerning the Company's liquidity position and capital resources.

                      PART II, ITEM 1.  LEGAL PROCEEDINGS

     Orville Molenaar v. United Cattle Company v. Michael J. Frank, Case No. C2-94-10225 (Minn. D. Ct.). Orville Molenaar sued United Cattle Company ("UCC") in state court for conversion of cattle he alleged to own. This action relates to cattle Mr. Molenaar allegedly placed with Michael J. Frank. Mr. Molenaar claims that cattle he owned were part of the cattle UCC recovered from Mr. Frank pursuant to replevin orders dated October 11, 1994. UCC filed a third party complaint against Mr. Frank in this action. On September 14, 1995, a jury determined that UCC committed conversion and was liable for $59,375 in compensatory damages and $400,000 in punitive damages. On October 19, 1995, the punitive damages were vacated by the court and the compensatory claim was upheld. On December 20, 1995, UCC was granted summary judgement in its third party action against Mr. Frank for indemnification, and UCC was awarded $59,375 in damages plus $9,000 for attorneys fees. Mr. Molenaar filed an appeal with the Minnesota Court of Appeals seeking to overturn the vacating of the punitive damages, and UCC filed a cross-appeal with respect to the compensatory damage award. In an order dated July 30, 1996, the Court of Appeals reversed the trial court's decision to vacate the punitive damages award and denied UCC's cross-appeal. The Court of Appeals remanded the matter to the district court to determine whether the amount of the jury's punitive damages award was excessive. On January 15, 1997, the district court held a hearing on that issue, at which time UCC asked the court to reduce the award to a nominal amount based on UCC's financial situation. The damages award was upheld in April, 1997. On February 28, 1997, United Cattle Company obtained a settlement with Mr. Frank for $35,000, releasing Mr. Frank's judgement by UCC. On May 28, 1997 a settlement was reached with Mr. Molenaar and a satisfaction of judgement was entered in Dakota County district court.


                    PART II, ITEM 2.  CHANGES IN SECURITIES

     During the fourth quarter of fiscal 1996, the Company informed its subordinated noteholders that it would not make its quarterly interest payment due September 1, 1996 and subsequently did not pay the quarterly interest payments due on December 1, 1996, and March 1, 1997. On November 14, 1996, the Company made a settlement and exchange offer to the noteholders to accept $331 in cash and the option to receive 717 shares of the Company's common stock in exchange for each $1,000 principal amount in outstanding notes and the forgiveness of all unpaid interest on the debt. The offer was to expire December 20, 1996 and was extended to March 14, 1997. As of April 30, 1997 over 99% of the noteholders had accepted the offer, and of these, approximately 86% accepted the option to receive an equity interest in the Company. Four subordinated noteholders, representing $35,000 in notes, did not accept the offer and the Company purchased their subordinated notes at par. There are no remaining subordinated notes as of June 9, 1997.

     As a result of the settlement and exchange offer, the Company is committed to issue an aggregate of 3,745,608 shares of its common stock to those noteholders who elected to take equity in the offer. Approximately 95% of these shares have been issued as of April 30, 1997.

     See also Part II, Item 3 - Defaults Upon Senior Securities.

               PART II, ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Since February 29, 1996, the Company has continued to be out of compliance with Article Ten, Section 1012 of the Indenture governing the terms of its outstanding Subordinated Notes with respect to the maintenance of a minimum net worth. During the fourth quarter of fiscal 1996, the Company informed its subordinated noteholders that it would not make its quarterly interest payment due September 1, 1996 and subsequently did not pay the quarterly interest payments due on December 1, 1996, and March 1, 1997. On November 14, 1996, the Company made a settlement and exchange offer to the noteholders to accept $331 in cash and the option to receive 717 shares of the Company's common stock in exchange for each $1,000 principal amount in outstanding notes and the forgiveness of all unpaid interest on the debt. The offer was to expire December 20, 1996 and was extended to March 14, 1997. As of April 30, 1997 over 99% of the noteholders had accepted the offer, and of these, approximately 86% accepted the option to receive an equity interest in the Company. Four subordinated noteholders, representing $35,000 in notes, did not accept the offer and the Company purchased their subordinated notes at par. There are no remaining subordinated notes as of June 9, 1997. As a consequence of the exchange of all outstanding notes under the Indenture, the prior defaults will have no consequence on the Company.

               PART II, ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended April 30, 1997.

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         UNITED MARKET SERVICES COMPANY



Dated:       June 13, 1997                By:
       -------------------                   ------------------------------
                                          Dean Bachelor
                                          Chief Executive Officer
                                          (Principal Executive Officer)



Dated:       June 13, 1997                By:
      --------------------                   ------------------------------
                                          H. M. Blair
                                          Controller and Assistant Treasurer
                                          (Principal Financial Officer)

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         UNITED MARKET SERVICES COMPANY



Dated:       June 13, 1997                By: /s/  Dean Bachelor
      --------------------                   -------------------
                                          Dean Bachelor
                                          Chief Executive Officer
                                          (Principal Executive Officer)



Dated:       June 13, 1997                By: /s/  H. M. Blair
      --------------------                   -----------------
                                          H. M. Blair
                                          Controller and Assistant Treasurer
                                          (Principal Financial Officer)