Form 10QSB
period 1997-07-31
UNITED MARKET SERVICES CO
filed 1997-09-10
CIK 919861

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: July 31, 1997

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

             For the transition period from:          to:
                                            ----------   ----------


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

                                 X  Yes     No
                               -----   -----

The number of shares outstanding of each of the issuer's classes of common equity as of September 9, 1997:
              6,636,885 shares of Common Stock $0.001 par value
(assuming all shares of common stock issuable pursuant to the settlement and exchange offer are outstanding)

     Transitional Small Business Issuer Disclosure Format:     Yes  X  No
                                                           ---     ---

                     PART I, ITEM 1.  FINANCIAL STATEMENTS

                UNITED MARKET SERVICES COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                  October 31,          July 31,
                                                                                     1996                1997
                                                                                      ----               ----
                                                                                                      (Unaudited)
ASSETS
Current assets:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 2,398,188         $   738,180
  Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      50,000              50,000
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     315,888             536,940
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      38,341              16,516
  Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . . . . . . .      38,516              24,914
  Net assets of discontinued operations . . . . . . . . . . . . . . . . . . . . .     719,304                  --
                                                                                  -----------         -----------
  Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,560,237           1,366,550

Property and equipment
  Yard improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5,444,073           5,444,073
  Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     698,310             698,310
  Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . .     344,516             344,516
  Furniture and fixtures  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      57,966              57,966
  Less: accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . . . .  (5,374,071)         (5,565,071)
                                                                                  -----------         -----------
  Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . .   1,170,794             979,794

Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     432,187              20,835
                                                                                  -----------         -----------
  Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 5,163,218         $ 2,367,179
                                                                                  ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities of long term debt  . . . . . . . . . . . . . . . . . . . . . $ 6,050,000                  --
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     186,825             151,151
  Accrued liabilities:
     Litigation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     585,000             200,000
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     601,114             275,371
                                                                                  -----------         -----------
 Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .   7,422,939             626,522

Long - term post retirement obligation  . . . . . . . . . . . . . . . . . . . . .     280,567             239,615
                                                                                  -----------         -----------

COMMON STOCK HOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value, 10,000,000 shares authorized,
   2,891,277 shares and 6,636,885 shares issued and outstanding . . . . . . . . .       2,891               6,637
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .   4,626,624           5,372,000
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (7,169,803)         (3,877,595)
                                                                                  -----------         -----------
  Total common stockholders' equity (deficit) . . . . . . . . . . . . . . . . . .  (2,540,288)          1,501,042
                                                                                  -----------         -----------
    Total liabilities and stockholders' investment  . . . . . . . . . . . . . . . $ 5,163,218         $ 2,367,179
                                                                                  ===========         ===========



The accompanying notes are an integral part of these consolidated balance sheets.

                UNITED MARKET SERVICES COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF  INCOME
                                  (UNAUDITED)


                                                          Three Months Ended July 31,        Nine Months Ended July 31,
                                                          ---------------------------        --------------------------
                                                             1996             1997             1996           1997
                                                             ----             ----             ----           ----
OPERATING REVENUES  . . . . . . . . . . . . . . . . . .  $1,652,985        $1,562,369      $  5,694,527     $5,453,020
OPERATING EXPENSES:
  Labor and benefits  . . . . . . . . . . . . . . . . .     639,235           612,909         2,109,570      1,943,323
  Operations and maintenance  . . . . . . . . . . . . .     827,055           706,302         2,743,767      2,350,669
  Selling, general, and administrative expenses . . . .     277,046           197,167           987,599        718,907
  Depreciation and amortization expense . . . . . . . .     138,600            60,000           456,600        198,500
  Restructuring reserves and asset writedowns . . . . .     400,000                --         1,965,000             --
                                                         ----------        ----------      ------------     ----------
  Total costs and operating expenses  . . . . . . . . .   2,281,936         1,576,378         8,262,536      5,211,399
                                                         ----------        ----------      ------------     ----------
OPERATING INCOME (LOSS) . . . . . . . . . . . . . . . .    (628,951)          (14,009)       (2,568,009)       241,621
NET INTEREST EXPENSE  . . . . . . . . . . . . . . . . .     143,719                --           431,157             --
                                                         ----------        ----------      ------------     ----------
INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . . . .    (772,670)          (14,009)       (2,999,166)       241,621
  Income tax expense  . . . . . . . . . . . . . . . . .          --                --           438,000             --
                                                         ----------        ----------      ------------     ----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS  . . . . .    (772,670)          (14,009)       (3,437,166)       241,621
                                                         ----------        ----------      ------------     ----------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS  . . . . . .      85,158                --          (732,585)            --
                                                         ----------        ----------      ------------     ----------

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT  . . . . .          --                --                --      3,050,587
                                                         ----------        ----------      ------------     ----------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . .    (687,512)          (14,009)       (4,169,751)     3,292,208
  Dividends accrued on Preferred Stock, not yet paid  .      19,606                --            58,819             --
                                                         ----------        ----------      ------------     ----------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK  . . . .   ($707,118)         ($14,009)      ($4,228,570)    $3,292,208
                                                         ==========        ==========      ============     ==========

Earnings (loss) per share:
  Income (loss) before extraordinary items  . . . . . .       (0.95)               --             (4.23)          0.04
  Income (loss) from discontinued operations  . . . . .        0.10                --             (1.91)            --
  Extraordinary gain on extinguishment of debt  . . . .          --                --                --           0.53
                                                         ----------        ----------      ------------     ----------
  Net income (loss) . . . . . . . . . . . . . . . . . .       (0.85)               --             (5.14)          0.57
  Dividends accrued on Preferred Stock, not yet paid  .       (0.02)               --              0.07             --
  Net income (loss) attributable to Common Stock  . . .      ($0.87)       $       --            ($5.21)    $     0.57
                                                         ==========        ==========      ============     ==========

Common weighted shares outstanding  . . . . . . . . . .     811,777         6,636,885           811,777      5,732,706
                                                         ==========        ==========      ============     ==========




The accompanying notes are an integral part of these consolidated financial statements.

                UNITED MARKET SERVICES COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF  CASH FLOWS
                                  (UNAUDITED)

                                                                                     Nine Months Ended July 31,
                                                                                     --------------------------
                                                                                      1996             1997
                                                                                      ----             ----
OPERATING ACTIVITIES:
Net  income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    ($3,482,239)      $  3,292,208
Adjustments to reconcile net  income (loss) to net cash
  provided by (used in) operating activities:
     Extraordinary gain on extinguishment of debt . . . . . . . . . . . . . . .             --         (3,050,587)
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .        318,000            198,500
     Net cash provided by discontinued operations . . . . . . . . . . . . . . .        625,283            719,304
     Change in deferred tax . . . . . . . . . . . . . . . . . . . . . . . . . .        438,000                 --
                                                                                  ------------       ------------
     Operating cash flow before working capital items . . . . . . . . . . . . .     (2,100,956)         1,159,425
Changes in operating assets and liabilities:
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         35,062           (221,052)
  Income tax refunds receivable . . . . . . . . . . . . . . . . . . . . . . . .        124,045                 --
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,787)            21,825
  Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . . . . . .        (56,905)            13,601
  Checks written, not yet presented for payments  . . . . . . . . . . . . . . .         91,407                 --
   Accounts payable, other accrued liabilities, and post retirement obligation.      1,145,163           (607,842)
                                                                                  ------------       ------------
   Net cash provided by (used in) operating activities  . . . . . . . . . . . .      ($765,971)      $    365,957
                                                                                  ------------       ------------

INVESTING ACTIVITIES:
  Additions to property and equipment . . . . . . . . . . . . . . . . . . . . .         (8,796)                --
                                                                                  ------------       ------------

FINANCING ACTIVITIES:
  Payments on subordinated debt . . . . . . . . . . . . . . . . . . . . . . . .             --         (2,025,965)
                                                                                  ------------       ------------


DECREASE IN CASH  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (774,767)        (1,660,008)
  Cash, beginning of year . . . . . . . . . . . . . . . . . . . . . . . . . . .        887,976          2,398,188
                                                                                  ------------       ------------
  Cash, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    113,209       $    738,180
                                                                                  ============       ============

CASH PAID DURING THE PERIOD FOR:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    695,490       $         --
                                                                                  ============       ============
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      ($129,069)           ($1,300)
                                                                                  ============       ============


NON CASH FINANCING ACTIVITIES:
   Extinguishment of subordinated debt  . . . . . . . . . . . . . . . . . . . .             --       $  4,054,035
   Conversion of subordinated debt  . . . . . . . . . . . . . . . . . . . . . .             --       $    749,122


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

    With the unfavorable economic circumstances in the cattle industry and the Company's financial situation in April 1996, the Company suspended financing any new cattle contracts and closed all existing contracts as of March 1, 1997. On August 9, 1996, the secured bank loans were repaid and the credit facility expired August 15, 1996. The Company has not negotiated a new line of credit.

    During the fourth quarter of fiscal 1996, the Company informed its subordinated noteholders that it would not make its quarterly interest payment due September 1, 1996 and subsequently did not pay the quarterly interest payments due on December 1, 1996, and March 1, 1997. On November 14, 1996, the Company made a settlement and exchange offer to the noteholders to accept $331 in cash and the option to receive 717 shares of the Company's common stock in exchange for each $1,000 principal amount in outstanding notes and the forgiveness of all unpaid interest on the debt. The offer was to expire December 20, 1996 and was extended to March 14, 1997. As of July 31, 1997 there were no remaining subordinated notes.

    As a result of this restructuring, the Company had, as of July 31, 1997, paid $2,026,000 in cash, and had written off $404,000 of unamortized deferred financing costs, $240,000 of accrued interest expense and $6,050,000 of its long-term debt. The Company issued 3,745,608 shares of common stock to the noteholders who elected to take equity in the settlement and exchange offer. Most of these shares have already been issued. The Company recognized an extraordinary gain on extinguishment of debt of $3,051,000.

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

                UNITED MARKET SERVICES COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


NOTE 2.  BASIS OF PRESENTATION (CONTINUED)

    The interim financial statements presented herein as of July 31, 1997, and for the three and nine month periods ended July 31, 1996 and 1997, reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company's significant estimates include reserves for inventory losses, accounts receivable, and litigation settlement.

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

                UNITED MARKET SERVICES COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


NOTE 3. SEGMENTS OF BUSINESS

    Selected data with respect to the Company's principal business segments are as follows:


                                                         Three Months Ended July 31,        Nine Months Ended July 31,
                                                         ---------------------------        --------------------------
                                                             1996           1997                1996           1997
LIVESTOCK MARKETING
Operating Revenues  . . . . . . . . . . . . . . . . . .  $  1,652,985      $  1,562,369     $  5,694,527     $  5,453,020
Operating costs and expenses:
  Direct operating costs and expenses . . . . . . . . .     1,519,764         1,441,933        5,023,463        4,723,587
  Depreciation  . . . . . . . . . . . . . . . . . . . .        99,600            57,500          339,600          191,000
                                                         ------------      ------------     ------------     ------------
    Total operating costs and expenses  . . . . . . . .     1,619,364         1,499,433        5,363,063        4,914,587
                                                         ------------      ------------     ------------     ------------
Operating income  . . . . . . . . . . . . . . . . . . .        33,621            62,936          331,464          538,433


CORPORATE:
Costs and expenses:
  General and administrative expenses . . . . . . . . .       223,572            74,445          817,473          289,312
  Restructuring reserve and asset writedowns  . . . . .       400,000                --        1,965,000               --
  Interest expense on long term debt  . . . . . . . . .       143,719                --          431,157               --
  Amortization  . . . . . . . . . . . . . . . . . . . .        39,000             2,500          117,000            7,500
                                                         ------------      ------------     ------------     ------------
    Total costs and expenses  . . . . . . . . . . . . .       806,291            76,945        3,330,630          296,812
                                                         ------------      ------------     ------------     ------------
Income (loss) before income tax . . . . . . . . . . . .      (772,670)          (14,009)      (2,999,166)         241,621
Income tax expense  . . . . . . . . . . . . . . . . . .            --                --          438,000               --
                                                         ------------      ------------     ------------     ------------
Income (loss) from continuing operations before
    extraordinary items . . . . . . . . . . . . . . . .      (772,670)          (14,009)      (3,437,166)         241,621
Discontinued operations . . . . . . . . . . . . . . . .        85,158                --         (732,585)              --
Extraordinary gain on extinguishment of debt  . . . . .            --                --               --        3,050,587
                                                         ------------      ------------     ------------     ------------
Net income (loss) . . . . . . . . . . . . . . . . . . .      (687,512)          (14,009)      (4,169,751)       3,292,208
  Dividends accrued on Preferred Stock, not yet paid  .        19,606                --           58,819               --
                                                         ------------      ------------     ------------     ------------
Net income (loss) attributable to Common Stock  . . . .     ($707,118)         ($14,009)     ($4,228,570)    $  3,292,208
                                                         ============      ============     ============     ============

CAPITAL EXPENDITURES:
Livestock marketing:
  Additions (sales) of property and equipment . . . . .      ($18,625)     $         --           (9,829)    $         --
                                                         ============      ============     ============     ============

ANIMAL UNITS HANDLED  . . . . . . . . . . . . . . . . .       211,953           184,873          747,900          651,255
                                                         ============      ============     ============     ============


PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT DEVELOPMENTS

    Stockyard animal unit volumes and revenues continue to decline in direct response to the difficult markets and corresponding decline in numbers of smaller farmer/producers. Animal unit volumes in the first nine months of fiscal year 1997 were 12.9% lower than last year. The extreme pressure on producer costs has caused severe distress for some of the Company's cattle and hog customers, resulting in fewer smaller producers who are the typical stockyards customer.

    Management judged that it was not economically prudent for the Company to continue financing new cattle purchases. Consequently, the Company notified its existing customers in April, 1996 that it was suspending its cattle finance business and the Company closed all financing contracts as of March 1, 1997.

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

    During the fourth quarter of fiscal 1996, the Company informed the subordinated noteholders that it would not make its quarterly interest payment due September 1, 1996, and subsequently did not pay the quarterly interest payments due on December 1, 1996 and March 1, 1997. On November 14, 1996, the Company made a settlement and exchange offer to the bondholders to accept $331 in cash and the option to receive 717 shares of the Company's common stock in exchange for each $1,000 principal amount in outstanding notes and the forgiveness of all unpaid interest on the debt. The offer expired on December 20, 1996 and was extended to March 14, 1997. As of July 31, 1997 there are no remaining subordinated notes.

    As a result of this restructuring, the Company had, as of July 31 1997, paid $2,026,000 in cash, and had written off $404,000 of unamortized deferred financing costs, $240,000 of accrued interest expense and $6,050,000 of its long-term debt. The Company has also issued 3,745,608 shares of common stock to the noteholders who elected to take equity in the settlement and exchange offer. Most of these shares have been issued as of July 31, 1997. The Company recognized an extraordinary gain on extinguishment of debt of $3,051,000 for the six months ended April 30, 1997.

    Prior to commencement of the settlement and exchange offer, all holders of the Company's preferred stock converted their preferred stock into shares of the Company's common stock.

    On July 3, 1997 a tentative agreement with Central Livestock Association, Inc. ("Central")was reached to sell the assets of the "River Markets" stockyard facilities (Sioux Falls, Sioux City, Omaha, and St. Joseph). The company has not recorded a writedown of assets as several contingencies with the sale still exist. The tentative sale was announced to the public and employees on July 21, 1997. In early August a group of South Dakota businessmen approached the Company indicating their desire to purchase substantially all of the common shares of the Company. The Company is actively evaluating the proposed sale to Central, the offer from the South Dakota businessmen and other alternatives to determine which course of action would be in the best interests of the Company and its shareholders. Among the alternatives currently under consideration is a potential dissolution of the Company.

Comparison of the Third Quarter of Fiscal 1996 and the Third Quarter of Fiscal 1997

Livestock Marketing

    Operating Revenues. For the three months ended July 31, 1997, the Company's livestock marketing revenues, principally yardage and commission revenues, were $1,562,369, a decrease of 5.5% from the $1,652,985 of such business recorded in the comparable 1996 period. This decrease in revenues relates primarily to a 12.8% reduction in the animal marketing units handled from 211,953 for the third quarter of 1996 to 184,873 for the same period in 1997, principally due to the significant volume reduction at the Sioux City and Omaha markets.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of the Third Quarter of Fiscal 1996 and the Third Quarter of Fiscal 1997 (continued)

Livestock Marketing (continued)

    Direct Operating Costs and Expenses. Operating costs and expenses in the Company's livestock marketing segment include labor and benefits, operating and maintenance expenses, depreciation, and unit-level general and administrative costs. For the third quarter of fiscal 1997, these costs and expenses totaled $1,499,433, a decrease of 8.4% from the comparable figure of $1,619,364 in 1996, partially reflecting the decreased volume of business. Depreciation expense decreased 43.3% from 99,600 in the third quarter of 1996 to $57,500 in the third quarter 1997, primarily due to a 1996 writedown of impaired assets at all locations.

    Operating Income. Overall, as a result of the aforementioned factors, operating income from the livestock marketing operations of $62,936 in the third quarter of 1997 represented an increase of 87.2% from the $33,621 of such income reported in the 1996 period.

Corporate

    Total Costs and Expenses. Corporate level costs and expenses are defined to include general and administrative costs, interest expense on the Company's long-term debt, and amortization of the offering costs associated with such debt. Total costs and expenses for the third quarter of 1997 were $76,945, down 90.5% from the $806,291 of such costs recorded in the comparable period in 1996. General and administrative expenses for the third quarter of 1997 totaled $74,445 a decrease of 66.7% from the $223,572 of such costs reported in 1996. Included in the third quarter 1996 was a $400,000 litigation expense charge. Interest expense (income) on long-term debt totaled $-0- in 1997 and
$143,721 in 1996.   Amortization expense was $2,500 in 1997 as a result of the writeoff of the deferred financing costs, and $39,000 in 1996.

    Income (Loss) from continuing Operations Before Extraordinary Items. Due to the factors discussed above, the operating net loss reported for the third quarter 1997 from continuing operations was $14,009, compared to an operating loss of $772,670 reported in 1996.

    Discontinued Operations. Income from discontinued operations of $85,158 in the third quarter 1996 reflects management's decision to exit the cattle finance business in the second quarter of 1996.

    Income Taxes. The Company recorded no income tax expense during the third quarters of 1997 or 1996.

    Net Income (Loss); Net Income (Loss) Attributable to Common Stock. Net loss reported for the third quarter of 1997 was $14,009, compared to a net loss of $687,512 reported in the comparable 1996 period.

    Net income or loss attributable to the Company's Common Stock in 1996 was affected by dividends accrued on its Cumulative Redeemable Convertible Preferred Stock (the "Preferred Stock"), 1,568,500 shares of which were outstanding as of July 31, 1996. Dividends accumulated at a rate of $0.05 per share per year. During the third quarter of 1996 the Company recorded $19,606 related to this dividend requirement. There were no dividend requirements on either the Company's 1994 Series Redeemable Convertible Preferred Stock (the "1994 Preferred Stock") or its 1995 Series Redeemable Convertible Preferred Stock (the "1995 Preferred Stock").


Comparison of the Nine Months Ended July 31, 1996 and the Nine Months Ended July 31, 1997

Livestock Marketing

    Operating Revenues. For the nine months ended July 31, 1997, the Company's livestock marketing revenues, principally yardage and commission revenues, were $5,453,020 down 4.2% from the $5,694,527 of such business recorded in the comparable 1996 period. This decrease in revenues relates primarily to a 12.9% reduction in the animal marketing units handled from 747,900 for the first nine months of 1996 to 651,255 for the same period in 1997, principally due to significant volume reduction at the Sioux City and Omaha markets.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of the Nine Months Ended July 31, 1996 and the Nine Months Ended July 31, 1997 (continued)

Livestock Marketing (continued)

    Direct Operating Costs and Expenses. Operating costs and expenses in the Company's livestock marketing segment include labor and benefits, operating and maintenance expenses, depreciation, and unit-level general and administrative costs. For the third quarter of fiscal 1997, these costs and expenses totaled $4,914,587, a decrease of 8.4% from 1996's comparable figure of $5,363,063, partially reflecting a decreased volume of business. Depreciation expense decreased 43.8% from $339,600 in 1996 to $191,000 in 1997, primarily due to a 1996 writedown of impaired assets at all locations.

    Operating Income. Overall, as a result of the aforementioned factors, operating income from the livestock marketing operations of $538,433 in 1997 represented an increase of 62.4% from the $331,464 of such income recorded in the 1996 period.

Corporate

    Total Costs and Expenses. Corporate level costs and expenses are defined to include general and administrative costs, interest expense on the Company's long-term debt, and amortization of the offering costs associated with such debt. Total costs and expenses for the nine months ended July 31, 1997 were $296,812, down 90.9% from the $3,330,630 of such costs recorded in the comparable period in 1996. General and administrative expenses for the nine months ended July 31, 1997 totaled $289,312 a decrease of 64.6% from the $817,473 of such costs reported in 1996. Included in the nine months ended July 31, 1996 was a $1,965,000 restructuring expense and asset writedown charge. Interest expense on long-term debt totaled $-0- in 1997 and $287,440 in 1996. Amortization expense was $7,500 in the nine months ended July 31, 1997 and $117,000 in 1996, as a result of the writeoff of the deferred financing costs.

    Income Taxes. The Company recorded no income tax expense during the nine months ended July 31, 1997, while 1996 included a $438,000 writeoff of deferred tax benefit no longer considered realizable.

    Income (Loss) from Continuing Operations Before Extraordinary Item. Due to the factors discussed above, the operating net income reported for the nine months ended July 31, 1997 from continuing operations was $241,621, compared to an operating loss of $3,437,166 reported in 1996.

    Discontinued Operations. Loss from discontinued operations of $732,585 in the nine months ended July 31, 1996 reflects management's decision to exit the cattle finance business in the second quarter of 1996.

    Extraordinary Item. Extraordinary item of $3,050,587 reflects restructuring of the Company's subordinated debt. The principal components of the extraordinary gain are as follows:



         Extinguishment of subordinated debt                      $ 6,050,000
         Cash payments to former noteholders                       (2,025,965)
         Writeoff of deferred bond costs                             (403,853)
         Forgiveness of accrued interest                              239,527
                                                                  -----------
           Subtotal                                                 3,859,709
         Conversion of debt to equity                                (749,122)
                                                                  -----------
         Extraordinary gain before tax                              3,110,587
         Taxes                                                        (60,000)
                                                                  -----------
         Net extraordinary gain                                   $ 3,050,587

The Company estimates that taxes related to the extraordinary gain will be minimal

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of the Nine Months Ended July 31, 1996 and the Nine Months Ended July 31, 1997 (continued)

    Net Income (Loss); Net Income (Loss) Attributable to Common Stock. Net income reported for the first three quarters of 1997 was $3,292,208, compared to a net loss of $4,169,751 reported in the comparable 1996 period.

    Net income or loss attributable to the Company's Common Stock in 1996 was affected by dividends accrued on its Cumulative Redeemable Convertible Preferred Stock (the "Preferred Stock"), 1,568,500 shares of which were outstanding as of July 31, 1996. Dividends accumulated at a rate of $0.05 per share per year. During the first quarter of 1996 the Company recorded $58,819 related to this dividend requirement. There were no dividend requirements on either the Company's 1994 Series Redeemable Convertible Preferred Stock (the "1994 Preferred Stock") or its 1995 Series Redeemable Convertible Preferred Stock (the "1995 Preferred Stock").


Liquidity and Capital Resources

    The following table sets forth, as of the dates indicated, certain balance sheet items as a percentage of total assets and the percentage increase or decrease in such items from the prior date.

                                                                    Oct 31,      July 31,
                                                                     1996          1997         1996 vs. 1997
         Discontinued operations  . . . . . . . . . . . . .           13.9%           0.0%                N/A
         Livestock Marketing:
           Net identifiable assets  . . . . . . . . . . . .           30.3           65.8                (0.3)
         Corporate:
           Cash . . . . . . . . . . . . . . . . . . . . . .           47.4           33.3                69.2
           Other assets . . . . . . . . . . . . . . . . . .            8.4            0.9               (95.2)
           Current liabilities  . . . . . . . . . . . . . .          143.8           26.5               (54.4)
           Long-term post retirement obligation . . . . . .            5.4           10.1               (14.6)
         Common stockholder's equity (deficit)  . . . . . .          (49.2)          63.4                 N/A


See recent developments for a discussion concerning the Company's liquidity position and capital resources.

                      PART II, ITEM 1.  LEGAL PROCEEDINGS

    Orville Molenaar v. United Cattle Company v. Michael J. Frank, Case No. C2-94-10225 (Minn. D. Ct.). Orville Molenaar sued United Cattle Company ("UCC") in state court for conversion of cattle he alleged to own. This action relates to cattle Mr. Molenaar allegedly placed with Michael J. Frank. Mr. Molenaar claims that cattle he owned were part of the cattle UCC recovered from Mr. Frank pursuant to replevin orders dated October 11, 1994. UCC filed a third party complaint against Mr. Frank in this action. On September 14, 1995, a jury determined that UCC committed conversion and was liable for $59,375 in compensatory damages and $400,000 in punitive damages. On October 19, 1995, the punitive damages were vacated by the court and the compensatory claim was upheld. On December 20, 1995, UCC was granted summary judgement in its third party action against Mr. Frank for indemnification, and UCC was awarded $59,375 in damages plus $9,000 for attorneys fees. Mr. Molenaar filed an appeal with the Minnesota Court of Appeals seeking to overturn the vacating of the punitive damages, and UCC filed a cross-appeal with respect to the compensatory damage award. In an order dated July 30, 1996, the Court of Appeals reversed the trial court's decision to vacate the punitive damages award and denied UCC's cross-appeal. The Court of Appeals remanded the matter to the district court to determine whether the amount of the jury's punitive damages award was excessive. On January 15, 1997, the district court held a hearing on that issue, at which time UCC asked the court to reduce the award to a nominal amount based on UCC's financial situation. The damages award was upheld in April , 1997. On February 28, 1997, United Cattle Company obtained a settlement with Mr. Frank for $35,000, releasing Mr. Frank's judgement by UCC. On May 28, 1997 a settlement was reached with Mr. Molenaar and a satisfaction of judgement was entered in Dakota County district court.


                    PART II, ITEM 2.  CHANGES IN SECURITIES

    On November 14, 1996, the Company made a settlement and exchange offer to the noteholders to accept $331 in cash and the option to receive 717 shares of the Company's common stock in exchange for each $1,000 principal amount in outstanding notes and the forgiveness of all unpaid interest on the debt. The offer was to expire December 20, 1996 and was extended to March 14, 1997. As of July 31, 1997 there are no remaining subordinated notes.

    As a result of the settlement and exchange offer, the Company was committed to issue an aggregate of 3,745,608 shares of its common stock to those noteholders who elected to take equity in the offer. Approximately 99% of these shares had been issued as of August 14, 1997.


               PART II, ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    As a result of the settlement and exchange offer described in Item 2 above, there are no remaining subordinated notes. As a consequence of the exchange of all outstanding notes under the Indenture governing the notes, the prior defaults under the Indenture described in previous filings on Form 10-QSB will have no consequence on the Company.

               PART II, ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K

    No reports on Form 8-k were filed during the quarter ended July 31, 1997.

                                   SIGNATURES


    In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         UNITED MARKET SERVICES COMPANY


    Dated:    September 12, 1997             By:
          ------------------------              ------------------------------
                                             Dean Bachelor
                                             Chief Executive Officer
                                             (Principal Executive Officer)



    Dated:    September 12, 1997             By:
          ------------------------              ------------------------------
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

                         UNITED MARKET SERVICES COMPANY


    Dated:    September 12, 1997             By:    /s/  Dean Bachelor
          -------------------------             ------------------------------
                                             Dean Bachelor
                                             Chief Executive Officer
                                             (Principal Executive Officer)



    Dated:    September 12, 1997             By:   /s/  H. M. Blair
          -------------------------             ------------------------------
                                             H. M. Blair
                                             Controller and Assistant Treasurer
                                             (Principal Financial Officer)